Form 10-Q
period 2000-05-31
TWISTEE TREAT CORP/NV
filed 2000-07-24
CIK 1105713

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000


        ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER         294339


                            TWISTEE TREAT CORPORATION
                       (NAME OF REGISTRANT IN ITS CHARTER)


              DELAWARE                              43-1796135
     (STATE OF INCORPORATION)          (I. R. S. EMPLOYER IDENTIFICATION NO.)



                                301 CLARK STREET
                          WARRENSBURG, MISSOURI  64093

   (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES AND PRINCIPAL
                               PLACE OF BUSINESS)


                                ________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE
                                ________________



           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) and has been subject to such filing requirements for the past 90 days.
Yes   X   No

As of May 31, 2000, there were 15,769,950 shares of the issuer's Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


Item  I.  Financial  Statements


The registrant represents that the Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Twistee Treat Corporation (the "Company"), as of May 31, 2000, and the results of its operations and its cash flows for the three months then ended.

                            Twistee Treat Corporation

                        Consolidated Financial Statements

                                  May 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION



FORWARD-LOOKING  STATEMENTS  AND  ASSOCIATED  RISK


This quarterly report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such risks and uncertainties, including, among others, general economic conditions, governmental regulation and competitive factors, and, more specifically, interest rate levels availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report will in fact occur. Forward-looking statements may be identified by use of forward-looking terminology such as "believe,' "intends," "may," "will," "expects," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

THIRTEEN  WEEKS  ENDED  MAY  31,  2000  AND  MAY  31,  1999.
------------------------------------------------------------


OVERVIEW.
--------


The Company operates and franchises soft-serve ice cream desserts and an assortment of other foods and beverages in its proprietary cone-shaped buildings and kiosks. Incorporated under the laws of Missouri in 1999, the Company redomiciled by merger into a Delaware corporation in June of 1997 with the name Twistee Treat Corporation. On April 6, 2000, the Company purchased a publicly-reporting corporation, Perfection Plus, Inc., a Nevada corporation, as described more fully in its Form 8-K filed with the Securities and Exchange Commission on April 8, 2000, as subsequently amended. Effective January 1, 1999, Stephen Wells, formerly the President of the Company's largest franchisee (Twistee Treat of the Southeast, Inc.), became the President and Chief Executive Officer of the Company. Mr. Wells continued the testing program, begun in 1999, of the Company's "Express Grill" unit, a full-service restaurant loosely based on the design of the Brazier units operating by "Dairy Queen." Management believes that the "Express Grill" unit will help the Company expand its business into cooler climates, offering a broader menu and inside seating capability.


NET  SALES.
----------


The Net Sales made by the Company are derived from two separate sources, namely the sale of ice cream products at retail and to franchisees of the Company, as well as from the sale of licensing, regional development and franchise rights to third parties desiring to own and operate individual Company franchises or the ability to develop regional franchise areas. For the three months ended May 31, 2000, the Company's Net Sales were $75,953, compared to $155,230 for the same period ended May 31, 1999. Similarly, for the six months ended May 31, 2000, Net Sales equaled $101,294, compared to the six-month period ended May 31, 1999, in which Net Sales equaled $204,474. The decrease in Net Sales for the most recent three-months and six-month periods is attributable to a decrease of franchise sales. Out of the $75,953 in total Net Sales recorded for the period ended May 31, 2000, thirty-nine percent (39%) was earned from the sale of ice cream and other products to retail customers and franchisees for sale at franchised locations, and twenty-six percent (26%) is attributable to revenues earned from the sale of franchises, licenses and regional development agreements, as well as from the payment of royalties on agreements entered into in earlier periods by the Company.


COST  OF  SALES.
---------------


The Company experienced a slight decrease in the Cost of Sales for the three months ended May 31, 2000, which was $22,986, as compared to the Cost of Sales for the same period ended May 31, 1999, which equaled $37,125. For the six-month period ended May 31, 2000, the Cost of Sales equaled $32,163, and for the same period ended May 31, 1999, the Cost of Sales equaled $57,085. Management attributes the relatively small decrease in Cost of Sales for the three months ended May 31, 2000, and the six months ended May 31, 2000, as a percentage of Cost of Sales for the same periods ended May 31, 1999, to management's ability to bring the cost of sales in line with industry standards, especially with respect to the cost of food and ice cream sold by the Company, and to the overall reduction of revenues. The Cost of Sales experienced by the Company from its operations is primarily for product sales of which 55% was for the six months ended May 31, 2000, and 32% was for the three months ended May 31, 2000. Management's goal is to keep the cost of sales below 35%. The cost of selling a franchise in Florida during the quarter ending May 31, 2000 generated administrative expenses, which is also included in the Cost of Sales. The remaining revenue derived during this period were from the sales of Twistee Treat cone-shaped buildings which were sold to a Canadian licensee at the Company's cost in an effort to establish business in that region to further general revenues.

GROSS  PROFIT.
-------------


The Company generated a Gross Profit of $52,967 for the three months ended May 31, 2000, down from $118,105 (or 55.2%) from the same period ended May 31, 1999. The Gross Profit generated for the six-month period ended May 31, 2000 was $69,131, down from $147,389 (or 53.09%) for the same period ended May 31, 1999. As a percentage of Net Sales, the Gross Profit for the three-month period ended May 31, 2000, and the six-month period ended May 31, 2000, was approximately 69.73% and 68.25%, respectively. The decrease in the Gross Profit generated by the Company during such periods as a percentage as a total of Net Sales of the Company is attributed to an increase in the Company's inventory and the high cost of sales during the first quarter of this year.


OPERATING  EXPENSES.
-------------------

Operating expenses for the three-month period ended May 31, 2000 equaled $284,256 an increase of approximately 131.9% compared to the same period ended May 31, 1999, and for the six-month period ended May 31, 2000, equaled $389,426, an increase of approximately 72.2% compared to the six months ended May 31, 1999. The substantial increase in operating expenses is primarily due to the heavy expenditure of the Company on legal and professional fees, attributable primarily to (1) the legal and auditing costs associated with the acquisition by the Company of a publicly-reporting corporation in April, 2000, and the associated expenses of being a publicly-reporting Company since that date; (2) the increased focus of the Company on the sale of franchises, regional development rights, license rights and other heavily negotiated contracts as well as compliance with the regulatory requirements imposed upon franchising entities in the United States; and (3) the legal costs associated with the filing of a lawsuit against Fibertek Corporation to rescind a purchase of that company. In addition to the increased legal and accounting fees, the Company has experienced expenses paid to franchising consultants in the amount of $12,600 and $16,200 for the three- and six-month periods ended May 31, 2000. Prior to such periods the Company had paid no consulting expenses. Payroll and other compensation equaled $31,149 for the three months ended May 31, 2000, and $72,665 for the six-month period ended May 31, 2000, compared to $33,597 and $73,297, respectively for the same periods ended May 31, 1999. Depreciation and amortization expense which equaled $20,852 for the three months ended May 31, 2000 increased approximately 90% over the same period ended May 31, 1999, and for the six-month period ended May 31, 2000 depreciation and amortization expense equaled $38,921, representing an increase of approximately 74% over the same period ended May 31, 1999. Management attributes the substantial increase in depreciation and amortization expenses to additional asset purchases. Other general and administrative expenses incurred by the Company for the three-month period ended May 31, 2000 equaled $76,561, and included payments for interest, wages, rent and other normal expenses for the day to day operations of the business. For the six-month period May 31, 2000, such amount equaled $118,546. These amounts represented increases of approximately 21.2% and 21.3%, respectively, over the prior periods. As a result of its operating expenses, the Company experienced a total loss from operations of ($231,289) and ($320,295) for the three- and six-month periods ended May 31, 2000, compared to ($4,469) and ($78,707), (or 5075.4% and 306.9%, respectively). The largest single factor attributable to the increase in loss from operations is the increase in legal and accounting fees described above. The Company generated $774 in interest income, reducing the Company's loss from operations to a net loss of ($242,515) for the three months ended May 31, 2000. The Company earned no interest or other miscellaneous income for the same period ended May 31, 1999. For the six-month period ended May 31, 2000, the Company generated miscellaneous income of $794, and interest income of $1,250, which was offset by interest expense of ($19,350) during that same period, resulting in a total net loss for the six months ended May 31, 2000 of ($337,601). The Company experienced no miscellaneous income, interest income or interest expense during the six-month period ended May 31, 1999.


NET  LOSS  PER  SHARE.
---------------------

The Company's Net Loss per common share and equivalence--basic and diluted for the three-month period ended May 31, 2000 was ($0.02), and for the six-month period ended May 31, 2000, the net loss per common share and equivalence-basic and diluted equaled ($0.04). This represented an increase of $0.01 and $0.03, respectively, over the comparable net loss per common share and equivalence-basic and diluted for the same periods ended May 31, 1999.


LIQUIDITY  AND  CAPITAL  RESOURCES.
----------------------------------


As of May 31, 2000, the Company had $76,515 in cash, a decrease of $8,406 from November 30, 1999. The decrease in cash is attributable to recent acquisitions of cone-shaped buildings and ice cream equipment. Net cash used for operations in the second quarter of 2000 was approximately $543,892, an increase of 127.1% over the amount of net cash used for operations during the same period in 1999. Uses of the Company's cash during the second quarter of 2000 was predominantly for general and/or administrative purposes, increase in inventory and debt reduction.

Inventories increased from $116,650 at November 30, 1999 to $259,920 at May 31, 2000 (an increase of approximately 123%). This increase reflects the acquisition of nine buildings as well as additional ice cream equipment in preparation for sales resulting from the Company's ongoing franchise campaign.

The Company anticipates that its capital expenditures for the remainder of fiscal year 2000 will be approximately $250,000, most of which is expected to be used for general working capital purposes, legal and accounting fees, and advertising and promotions activities related to the ongoing franchise campaign.

The Company's debt structure includes total current liabilities of $452,260 at May 31, 2000, a decrease from $634,639 at November 30, 1999. Long-term debt at May 31, 2000 equaled $29,292, compared to $34,792 at November 30, 1999. Total liabilities at May 31, 2000 were $481,552, a decrease from $669,431 for the period ended November 30, 1999. This decrease of approximately 28% in total liabilities was attributable primarily to debt reduction.

Cash flows from financing activities by the Company totaled $608,813 at May 31, 2000, primarily consisting of proceeds from the sale of stock.

The Company has no credit line or other bank debt, and has generated its cash for operations from internally-generated revenues and the sale of its common stock, $.0001 par value. At May 31, 2000 the Company had total stockholders' equity of $694,940, an increase of approximately 151.5% from the $276,291 of stockholders' equity existing at November 30, 1999. The stockholders' equity was primarily raised from the sale of capital stock during the first six months of fiscal year 2000. During the three months ended May 31, 2000, the Company issued 8,810,000 shares of common stock for proceeds of $750,000. In addition, on June 13, 2000, Stephen Wells, the Company's President and CEO, purchased 2,500,000 shares of common stock from the Company for proceeds of $50,000. The Company believes that its liquid resources and internally-generated cash are sufficient to meet its short-term and long-term operating requirements at present levels of operation. However, to expand the Company's business and to take advantage of certain expansion capabilities which the Company believes exist in its market today, the Company will require additional outside equity and/or debt financing. To the extent that the Company cannot obtain such financing on terms that it would consider favorable or at all, it could have a materially adverse impact on the Company's ability to grow its business and take advantage of the opportunities in which it desires to engage during the remainder of fiscal year 2000 and beyond. There can be no assurance that the Company will be able successfully to raise the cash it requires to implement its business plan as currently anticipated.


IMPACT  OF  YEAR  2000.
-----------------------


The Company experienced no significant disruptions in its information technology and non-information technology systems, and believes that those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties which the Company utilizes in its operations or business. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise can be addressed promptly.


RISK  FACTORS.
--------------

Dependence on Independent Franchisees and Licensors. The Company a significant amount of its total revenues from the sale of franchise, license and regional development rights to independent persons who desire to operate Twistee Treat franchises in the United States and in Canada. The ability of the Company to continue to generate revenue from these activities, and to grow its franchising and licensing business in the future, is dependent upon the willingness of independent persons to become franchisees and licensees of the Company. The decision whether or not to become a franchisee or licensee of the Company can be effected by a number of variables, many of which are outside of the Company's control. Some of these variables include general market conditions, regulatory burdens, the cost of raw supplies and materials, and the receptiveness of the general public to the Company's particular products and proprietary buildings and retail units. If the Company were unable successfully to market and sell its franchise and license rights to persons who would independently own and operate Twistee Treat franchises, the ability of the Company to continue would be severely impacted. While the Company does own and operate certain retail sales outlets of its own, the majority of its business is accounted for through the sale of franchise, regional development and license rights to independent third parties.

Competition. The frozen desert market is highly competitive, and distinctions between categories of frozen deserts (particularly with respect to the premium or quality nature of various frozen desert products) are becoming much less marked than in the past. The success of the Company depends upon its ability to continue to create and market innovative products, flavors, distribution channels and retail units through which it can sell its product directly or through the independent franchisees and licensees who operate Twistee Treat locations. If the Company is unable to compete effectively against other ice cream and frozen desert manufacturers, as well as other food specialty shops which compete for space at malls and other venues, it will be unable to continue marketing its franchises and license rights, or to maintain its own corporate locations, for the sale of Twistee Treat products. The inability to sell its products effectively would have a materially adverse effect upon the business and operations of the Company.

Volatility in the Cost of Raw Materials. The Company has experienced the general trend of volatility in dairy ingredient commodity costs, and believes that such volatility may continue in the near to medium term. While dairy commodity costs for the first quarter of fiscal 2000 were lower than in fiscal 1999, it is possible that at some future date both gross margins and earnings may not be adequately protected by pricing adjustments, cost control programs and productivity gains. To the extent that the Company is unable to effectively predict, and take actions to protect against, significant increases in the raw materials it uses to produce its frozen desert products, it could have a materially adverse impact on its ability to sell such products to its franchisees and licensees, or to recognize sufficient margins from sales to make the business economically viable.

Dependence Upon External Financing. The Company has been building its business through revenues generated from operations, supplemented by the sale of its capital common stock. The ability of the Company to continue to grow and expand its business is highly dependent upon the ability of the Company to continue to raise external financing, from the sale of equity and/or the incurrence of debt. If the Company were unable to obtain debt and/or equity financing upon terms that were sufficiently favorable to the Company, or at all, it would have a materially adverse impact upon the ability of the Company to continue to expand its business and operations, or to implement its business plan as now contemplated by the Company.

Reliance on Key Management. The success of the Company is highly dependent upon the continued services of Steven Wells, its President and CEO, who has been the primary person responsible for building the Company's renewed franchise, regional development and licensing business. If Mr. Wells were to leave the Company, it could have a materially adverse effect upon the business and operations of the Company.


SIGNATURE



TWISTEE  TREAT  CORPORATION


Date:  July 21, 2000



/s/  Stephen  Wells                                      /s/  Stephen  Wells
-----------------------------                            -----------------------
Stephen  Wells                                           Stephen  Wells
President                                                Chief Financial Officer



PART  II:  OTHER  INFORMATION

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)    The  following  exhibit  is  filed  herewith:

       Exhibit  No.           Description
       -----------            -----------
          27.1                Financial  Data  Schedule

(b) The Company filed a Notice of Current Report on Form 8-K pertaining to the acquisition of Perfection Plus, Inc. on April 6, 2000, which was subsequently amended on April 7, April 17, May 24, and June 16, 2000.

                            TWISTEE TREAT CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 2000

                            TWISTEE TREAT CORPORATION

                                    CONTENTS
                                    --------



PAGE       1  CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2000
              (UNAUDITED) AND NOVEMBER 30, 1999

PAGE       2  CONSOLIDATED STATEMENTS OF OPERATIONS FOR
              THE THREE MONTHS AND SIX MONTHS ENDED MAY 31,
              2000 AND 1999 (UNAUDITED)

PAGE       3  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
              THE SIX MONTHS ENDED MAY 31, 2000 AND 1999
              (UNAUDITED)

PAGES  4 - 5  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            TWISTEE TREAT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   -----------

                                      ASSETS
                                      ------

                                                                               May 31, 2000
                                                                               (Unaudited)    November 30, 1999
                                                                              --------------  -----------------
CURRENT ASSETS
  Cash                                                                        $      76,515   $         84,921
  Advances                                                                           10,000             10,000
  Notes receivable - trade                                                           96,000             90,000
  Notes receivable other - current                                                   80,670             80,670
  Inventory                                                                         259,920            116,650
                                                                              --------------  -----------------
    Total Current Assets                                                            523,105            382,241
                                                                              --------------  -----------------

PROPERTY AND EQUIPMENT, NET                                                         362,837            328,431
                                                                              --------------  -----------------
OTHER ASSETS
  Notes receivable - trade                                                           20,000             20,000
  Notes receivable other                                                             74,000             74,000
  Other receivable                                                                  105,500             50,000
  Deposits                                                                            1,150              1,150
  Intangible assets                                                                  89,900             89,900
                                                                              --------------  -----------------
    Total Other Assets                                                              290,550            235,050
                                                                              --------------  -----------------

TOTAL ASSETS                                                                  $   1,176,492   $        945,722
------------                                                                  ==============  =================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                         ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                       $     101,105   $        147,797
  Notes and loans payable - current                                                 170,415            306,102
  Capital lease - current                                                               507                507
  Deferred revenue                                                                  180,233            180,233
                                                                              --------------  -----------------
    Total Current Liabilities                                                       452,260            634,639

NOTES PAYABLE                                                                        29,292             34,792
                                                                              --------------  -----------------
TOTAL LIABILITIES                                                                   481,552            669,431
                                                                              --------------  -----------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued            -                  -
    and outstanding
  Common stock, $.0001 par value, 50,000,000 shares authorized, 15,769,950            1,576                676
    and 6,769,950 shares issued and outstanding, respectively
  Common stock to be issued, $.0001 par value, 50,000 shares and 212,500,                 5                 21
    respectively
  Additional paid in capital                                                      3,047,115          1,929,249
  Accumulated deficit                                                            (1,991,256)        (1,653,655)
  Less subscriptions receivable                                                    (362,500)                 -
                                                                              --------------  -----------------
    Total Stockholders' Equity                                                      694,940            276,291
                                                                              --------------  -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   1,176,492   $        945,722
------------------------------------------                                    ==============  =================

           See accompanying notes to consolidated financial statements

                            TWISTEE TREAT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   -----------

                                     For the Three    For the Three    For the Six     For the Six
                                     Months Ended     Months Ended     Months Ended    Months Ended
                                     May 31, 2000     May 31, 1999     May 31, 2000    May 31, 1999
                                    ---------------  ---------------  --------------  --------------
NET SALES                           $       75,953   $      155,230   $     101,294   $     204,474

COST OF SALES                               22,986           37,125          32,163          57,085
                                    ---------------  ---------------  --------------  --------------

GROSS PROFIT (LOSS)                         52,967          118,105          69,131         147,389
                                    ---------------  ---------------  --------------  --------------

OPERATING EXPENSES
  Payroll and contractual                   31,149           33,597          72,665          73,297
    compensation
  Depreciation and amortization             20,852           11,000          38,921          22,000
    expense
  Consulting expense                        12,600                -          16,200               -
  Legal and professional fees              155,094           14,795         155,094          33,069
  Other general administrative
    expenses                                64,561           63,182         106,546          97,730
                                    ---------------  ---------------  --------------  --------------
    Total Operating Expenses               284,256          122,574         389,426         226,096
                                    ---------------  ---------------  --------------  --------------

LOSS FROM OPERATIONS                      (231,289)          (4,469)       (320,295)        (78,707)
                                    ---------------  ---------------  --------------  --------------

OTHER INCOME (EXPENSE)
  Miscellaneous income                           -                -             794               -
  Interest income                              774                -           1,250               -
  Interest expense                         (12,000)               -         (19,350)              -
    Total Other (Expense)                  (11,226)               -         (17,306)              -

NET LOSS                            $     (242,515)  $       (4,469)  $    (337,601)  $     (78,707)
--------                            ===============  ===============  ==============  ==============

Net loss per common share and       $         (.02)  $         (.01)  $        (.04)  $        (.01)
  equivalents - basic and diluted   ===============  ===============  ==============  ==============

Weighted average number of shares
  outstanding during period - basic      9,747,728        6,337,750       8,313,839       6,337,750
  and diluted                       ===============  ===============  ==============  ==============

           See accompanying notes to consolidated financial statements

                            TWISTEE TREAT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------

                                                                      For the Six     For the Six
                                                                      Months Ended    Months Ended
                                                                      May 31, 2000    May 31, 1999
                                                                     --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $    (337,601)  $     (78,707)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                             38,921          22,000
  Stock issued to consultants                                                6,250               -
  Changes in assets and liabilities
    (Increase) decrease in:
    Accounts receivable                                                     (6,000)              -
    Notes receivable - trade                                                     -         (85,500)
    Other receivables                                                      (55,500)              -
    Inventory                                                             (143,270)         (8,000)
   Increase (decrease) in:
    Accounts payable and accrued expenses                                  (46,692)        (57,239)
    Deferred Revenue                                                             -         (32,000)
                                                                     --------------  --------------
      Net Cash Used In Operating Activities                               (543,892)       (239,446)
                                                                     --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (73,327)          6,538
  Increase in intangible assets                                                  -          50,800
                                                                     --------------  --------------
      Net Cash Used In Investing Activities                                (73,327)         57,338
                                                                     --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable                                    (141,187)        103,202
  Proceeds from stock sale                                                 750,000          36,522
                                                                     --------------  --------------
      Net Cash Provided By Financing Activities                            608,813         139,724
                                                                     --------------  --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                       (8,406)        (42,384)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                               84,921          49,647
                                                                     --------------  --------------

CASH AND CASH EQUIVALENTS - END OF YEAR                              $      76,515   $       7,263
---------------------------------------                              ==============  ==============

Cash paid during the year for:
  Interest                                                           $       7,350   $           -
                                                                     ==============  ==============
  Income taxes                                                       $           -   $           -
                                                                     ==============  ==============

          See accompanying notes to consolidated financial statements.

                            TWISTEE TREAT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000
                                  ------------

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes for the year ended November 30, 1999 included in the Company's Form 8-K/A filed April 6, 2000.

NOTE  2  -  INVENTORIES
-----------------------

Inventories consist of ice cream machines and cone-shaped buildings. Inventories are stated at the lower of cost or market value, as determined using the first in, first out method.

NOTE  3  -  STOCK  ISSUANCES
----------------------------

During April 2000, the Company issued 200,000 shares of common stock with 50,000 shares of common stock still to be issued as of May 31, 2000 to acquire 100% of an inactive shell company (see Note 5).

During the three months ended May 31, 2000, the Company issued 8,810,000 shares of common stock for proceeds of $750,000.

During the three months ended May 31, 2000, 50,000 common shares were issued for services to a consultant. The shares were valued at $6,250, based upon a recent issuance of Twistee Treat Corporation common stock sold pursuant to a private placement.

NOTE  4  -  STOCK  EXCHANGE  AGREEMENT  AND  TERMINATION
--------------------------------------------------------

In March 2000, the Company entered into an Agreement of Purchase and Sale of Stock (the "Agreement") as amended, to acquire 20,000,000 common shares of a publicly held reporting company (the "party") in exchange for 20,000,000 shares of the Company's common stock. Closing of the Agreement was to take place on the later of (i) July 5, 2000 or (ii) the date the Company receives funds from a source arranged by the party. If financing did not occur by August 5, 2000, then the Company could terminate the Agreement or seek other financing. The shares of both parties were issued into escrow.

The Agreement was subject to the Board of Directors approval and on June 9, 2000, the Board of Directors passed a resolution not approving the Agreement and notified the party that it was terminating the Agreement.


NOTE  5  -  ACQUISITION
-----------------------

Effective April 6, 2000, the Company acquired 100% of an inactive shell company reporting to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. The Company paid $120,000 as a consulting expense and 250,000 shares of its common stock. The transaction was treated as a recapitalization for financial accounting purposes and the common stock issuance was recorded at par value with a charge to additional paid-in capital.

NOTE  6  -  SUBSEQUENT  EVENTS
------------------------------

(A)  ISSUANCE  OF  COMMON  STOCK
--------------------------------

     In June 2000, the Company issued 2,500,000 shares of common for proceeds of $50,000.

     In June 2000, the Company issued 300,000 common shares to a consultant for services. The shares were valued at $6,000, the quoted trading price on the agreement date.

(B)  PENDING  ACQUISITION
-------------------------

     The Company has entered into a letter of intent to acquire certain assets and a building from an unrelated company. As of the date of this filing, the acquisition agreements have not been finalized.