Form 10-Q
period 2000-08-31
TWISTEE TREAT CORP/NV
filed 2000-10-16
CIK 1105713

------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE
                          COMMISSION
                    WASHINGTON, D.C. 20549
------------------------------------------------------------------

                           FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000


(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                Commission File Number:  294339

------------------------------------------------------------------
                    Twistee Treat Corporation
              (Name of registrant in its charter)


       Delaware                            43-1796135
(State of incorporation)     (I. R. S. Employer Identification No.)



                         301 Clark Street
                  Warrensburg, Missouri  64093

     (Address and telephone number of principal executive offices and principal place of business)


                        ________________

      Securities registered pursuant to Section 12(b) of the Act:

                              None
                        ________________



Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001


Indicate by check mark whether the registrant (1) has filed all report s reuired to be filed by Section 13 or 15(d) of the Securities Exchan ge Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) and has been subject to such filing requirements for the past 90 days.

Yes  X        No

As of August 31, 2000, there were 18,569,950 shares of the issuer's Common Stock issued and outstanding.



PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Twistee Treat Corporation (the "Company"), as of August 31, 2000, and the results of its operations and its cash flows for the three months then ended.



                       TWISTEE TREAT CORPORATION
                   CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF AUGUST 31, 2000


                       TWISTEE TREAT CORPORATION

                               CONTENTS


PAGE       1      CONSOLIDATED BALANCE SHEETS AS OF AUGUST 31, 2000
                  (UNAUDITED) AND NOVEMBER 30, 1999

PAGE       2      CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                  MONTHS AND NINE MONTHS ENDED AUGUST 31, 2000 AND 1999
                  (UNAUDITED)

PAGE       3      CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
                  MONTHS ENDED AUGUST 31, 2000 AND 1999 (UNAUDITED)

PAGE       4      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                       TWISTEE TREAT CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)

                                ASSETS

                                                                         August 31,   November 30,
                                                                            2000         1999
                                                                        (Unaudited)
                                                                         ---------    ---------
CURRENT ASSETS
Cash                                                                             -       84,921
Advances                                                                    10,000       10,000
Notes receivable - trade                                                    96,000       90,000
Notes receivable other - current                                            80,670       80,670
Inventory                                                                  288,817      116,650
Total Current Assets                                                       475,487      382,241
                                                                         ---------    ---------
PROPERTY AND EQUIPMENT, NET                                                342,585      328,431
                                                                         ---------    ---------
OTHER ASSETS
Notes receivable - trade                                                    20,000       20,000
Notes receivable other                                                      74,000       74,000
Other receivable                                                            50,000       50,000
Deposits                                                                     1,150        1,150
Intangible assets                                                           89,900       89,900
                                                                         ---------    ---------
Total Other Assets                                                         235,050      235,050
                                                                         ---------    ---------
TOTAL ASSETS                                                             1,053,122      945,722
                                                                         =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash overdraft                                                              19,107            -
Accounts payable and accrued expenses                                       93,797      147,797
Notes and loans payable - current                                          160,415      306,102
Capital lease - current                                                        507          507
Deferred revenue                                                           180,233      180,233
                                                                         ---------    ---------
Total Current Liabilities                                                  454,059      634,639

NOTES PAYABLE                                                               29,292      34,792
                                                                         ---------    ---------
TOTAL LIABILITIES                                                          483,351      669,431
                                                                         ---------    ---------
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized,
 none issued and outstanding                                                     -            -
Common stock, $.0001 par value, 50,000,000 shares authorized,
 18,569,950 and 6,769,950 shares issued and outstanding, respectively        1,857          676
Common stock to be issued, $.0001 par value, 50,000 shares and
 212,500, respectively                                                           5           21
Additional paid in capital                                               3,102,834    1,929,249
Accumulated deficit                                                     (2,172,425)  (1,653,655)
Less subscriptions receivable                                             (362,500)           -
                                                                         ---------    ---------
Total Stockholders' Equity                                                 569,771      276,291
                                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               1,053,122      945,722
                                                                         =========    =========


See accompanying notes to consolidated financial statements


                          TWISTEE TREAT CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

	                                        For the Three      For the Three      For the Nine      For the Nine
                                                Months Ended       Months Ended       Months Ended      Months Ended
                                               August 31, 2000    August 31, 1999    August 31, 2000   August 31, 1999
                                                ----------          ---------          ----------         ---------

NET SALES                                     $      3,651       $     44,020       $     104,945       $    132,061

COST OF SALES                                       10,738             29,314              42,901             87,941
                                                ----------          ---------          ----------         ---------

GROSS PROFIT (LOSS)                                 (7,087)            14,706              62,044             44,120
                                                ----------          ---------          ----------         ---------

OPERATING EXPENSES
Payroll and contractual compensation                40,170             50,042             112,835            150,126
Depreciation and amortization expense               20,852             12,202              59,773             36,606
Consulting expense                                   6,000                  -              22,200                  -
Legal and professional fees                         42,202             36,248             197,296           108,744
Other general administrative expenses               61,694             58,239             168,240           174,718
                                                ----------          ---------          ----------         ---------
Total Operating Expenses                           170,918            156,731             560,344           470,194
                                                ----------          ---------          ----------         ---------

LOSS FROM OPERATIONS                              (178,005)          (142,025)           (498,300)         (426,074)
                                                ----------          ---------          ----------         ---------

OTHER INCOME (EXPENSE)
Miscellaneous income                                     -                104                 794               313
Interest income                                        836                771               2,086             2,312
Interest expense                                    (4,000)            (7,688)            (23,350)          (23,063)
                                                ----------          ---------          ----------         ---------
Total Other (Expense)                               (3,164)            (6,813)            (20,470)          (20,438)
                                                ----------          ---------          ----------         ---------
NET LOSS                                      $   (181,169)      $   (148,838)      $    (518,770)      $  (446,513)
                                                ==========          =========          ==========         =========
Net loss per common share and equivalents
- basic and diluted                           $      (0.01)      $      (0.02)      $       (0.05)      $     (0.07)
                                                ==========          =========          ==========         =========
Weighted average number of shares
outstanding during period
- basic and diluted                             17,531,061          6,350,810          11,418,847         6,394,839
                                                ==========          =========          ==========         =========

See accompanying notes to consolidated financial statements


                        TWISTEE TREAT CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                    For the Nine         For the Nine
                                                    Months Ended         Months Ended
                                                   August 31, 2000      August 31, 1999
                                                      --------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              (518,770)            (446,513)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Depreciation and amortization                           59,773               36,606
Stock issued to consultants                             12,250                    -
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable                                     (6,000)                   -
Notes receivable - trade                                     -             (135,233)
Inventory                                             (118,167)             (59,189)
Increase (decrease) in:
Cash overdraft                                          19,107                    -
Accounts payable and accrued expenses                  (54,000)             133,761
Deferred Revenue                                             -              148,233
                                                      --------            ---------
Net Cash Used In Operating Activities                 (605,807)            (322,335)
                                                      --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                     (73,927)             (73,750)
                                                      --------            ---------
Net Cash Used In Investing Activities                  (73,927)             (73,750)
                                                      --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable                  (205,187)             103,201
Proceeds from stock sale                               800,000              513,022
                                                      --------            ---------
Net Cash Provided By Financing Activities              594,813              616,223
                                                      --------            ---------

DECREASE IN CASH AND CASH EQUIVALENTS                  (84,921)             220,138

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR           84,921               49,647
                                                      --------            ---------
CASH AND CASH EQUIVALENTS - END OF YEAR                      -              269,785
                                                      ========            =========
Cash paid during the year for:
Interest                                                11,350                    -
                                                      ========            =========
Income taxes                                                 -                    -
                                                      ========            =========

See accompanying notes to consolidated financial statements.


                      TWISTEE TREAT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AUGUST 31, 2000


NOTE  1 - BASIS OF PRESENTATION

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

NOTE 3 - STOCK ISSUANCES

In June 2000, the Company issued 2,500,000 shares of common stock for cash proceeds of $50,000 to an Officer and Director of the Company.

In June 2000, the Company issued 300,000 common shares to a consultant for services. The shares were valued at $6,000, the quoted trading price on the agreement date.

NOTE 4 - SUBSEQUENT EVENTS

(A)  Pending Acquisition

The Company has entered into a letter of intent to acquire certain assets and a building from an unrelated company. As of the date of this filing, the acquisition agreements have not been finalized.



ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION  AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

This quarterly report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expecta-tions and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such risks and uncertainties, including, among others, general economic conditions, governmental regulation and competitive factors, and, more specifically, interest rate levels availability of finaning, consumer confidence and preferences, the effectiveness of the Company's competi-tors, and costs of materials and labor. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report will in fact occur. Forward-looking statements may be identified by use of forward-lookng terminology such as "believe,' "intends," "may," "will," "expects," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.


Thirteen Weeks Ended August 31, 2000 and August 31, 1999.

Overview.

The Company operates and franchises soft-serve ice cream desserts and an assortment of other foods and beverages in its proprietary cone-shaped buildings and kiosks. Incorporated under the laws of Missouri in 1997, the Company redomiciled by merger into a Delaware corporation in June of 1999 with the name Twistee Treat Corporation. On April 6, 2000, the Company purchased a publicly-reporting corporation, Perfection Plus, Inc., a Nevada corporation, as described more fully in its Form
8-K filed with the Securities and Exchange Commission on April 8, 2000, as subsequently amended. In 1998, Stephen Wells, formerly the President of the Company's largest franchisee (Twistee Treat of the Southeast, Inc.), became the President and Chief Executive Officer of the Company. Mr. Wells continued the testing program, begun in 1999, of the Company's "Express Grill" unit, a full-service restaurant loosely based on the design of the Brazier units operating by "Dairy Queen." Management believes that the "Express Grill" unit will help the Company expand its business into cooler climates, offering a broader menu and inside seating capability.

Net Sales.

The net sales made by the Company are derived from two separate sources, namely the sale of ice cream products at retail and to franchisees of the Company, as well as from the sale of licensing, regional development and franchise rights to third parties desiring to own and operate individual Company franchises or the ability to develop regional franchise areas.
For the three months ended August 31, 2000, the Company's Net Sales were $3,651, compared to $44,020 for the same period ended August 31, 1999. Similarly, for the nine months ended August 31, 2000, net sales equaled $104,945, compared to the nine-month period ended August 31, 1999, in which net sales equaled $132,061. The decrease in net sales for the most recent three-month and nine-month periods is attributable to becoming a reporting company and not focusing on sales. Out of the $104,945 in total net sales recorded for the period ended August 31, 2000, 100% was earned from the sale of ice cream products and other products to retail customers and franchisees for sale at franchised locations.

Cost of Sales.

The Company experienced a slight decrease in the cost of sales for the thre months ended August 31, 2000, which was $10,738 as compared to the cost of sales for the same period ended August 31, 1999, which equaled $29,314. For the nine-month period ended August 31, 2000, the cost of sales equaled $42,901, and for the same period ended August 31, 1999, the cost of sales equaled $87,941. Management attributes the relatively small decrease in cost of sales for the three months ended August 31, 2000, and the nine months ended August 31, 2000, as a percentage of cost of sales for the same periods ended Agust 31, 1999, (63% and 51%, respectively), to a decrease in sales, especially with respect to the cost of food and ice cream sold by the Company, and to the decrease in sale items to fran-chisees and regional developers. The cost of sales experienced by the Company from its operations is primarily for product sales of which 100% was for the nine mnths ended August 31, 2000, and 100% was for the three months ended August 31, 2000. Management's goal is to keep the cost of sales below 32%.

Gross Profit.

The Company generated a loss of ($7,087) for the three months ended August 31, 2000, down from $14,706 (or 148%) from the same period ended August 31, 1999. The gross profit generated for the nine-month period ended August 31, 2000 was $62,044, up from $44,120 (or 41%) for the same period ended August 31, 1999. As a percentage of net sales, the gross profit for the three-month period ended August 31, 2000, and the nine-month period ended August 31, 2000, was approximately 194% and 59%, respectively. The increase in the gross profit generated by the Company during such periods as a percentage of the total of net sales of the Company is attributed to management making a concerted effort to keep the cost of goods sold within acceptable percentages.

Operating Expenses.

Operating expenses for the three-month period ended August 31, 2000 equaled $170,918, an increase of approximately 9% compared to the same period ended August 31, 1999, and for the nine-month period ended August 31, 2000, equaled $560,344, an increase of approximately 19% compared to the nine months ended August 31, 1999. The increase in operating expenses is primarily due to professional fees incurred in becoming a reporting company. The total of the professional fees with such matters resulted in increases of 16% and 81% respectively over the three- and nine-month periods ended August 31, 1999. In addition to the increased professional fees, the Company has experienced other costs associated with becoming a reporting entity. Payroll and other compensation equaled $40,170 for the three months ended August 31, 2000, and $112,835 for the nine-month period ended August 31, 2000, compared to $50,042 and $150,126, respectively for the same peiods ended August 31, 1999. Depreciation and amortization expenses which equaled $20,852 for the three months ended August 31, 2000 increased approximately 71% over the same period ended August 31, 1999, and for the nine-month period ended August 31, 2000 depreciation and amortization expense equaled $59,773, representing an increase of approximately 63% over the same period ended August 31, 1999. Management attributes the substantial increase in depreciation and amor-tization expenses to the purchase of additional assets. Other general and administrative expenses incurred by the Company for the three-month period ended August 31, 2000 equaled $61,694, and included payments for interest, waes, rent and other normal expenses for the day to day opera-tions of the business. For the nine-month period ended August 31, 2000, such amount equaled $168,240. These amounts represented increases of approximately 6% and a decrease of approximately 4%, respectively, over the prior periods. As a result of its operating expenses, the Company experieced a total loss from operations of ($178,005) and ($498,300) for the three- and nine-month periods ended August 31, 2000, compared to ($142,025) and ($426,074), (or 25% and 17%, respectively). The largest single factor attributable to the increase in loss from operations is the increase in professional fees described above. The Company generated 836 in interest income, reducing the Company's loss from operations to a net loss of ($181,169) for the three months ended August 31, 2000. The Company earned $875 in interest or other miscellaneous income for the same period ended August 31, 1999. For the nine-month period ended August 31, 2000, the Company generated miscellaneous income of $794 and interest income of $2,086, which was offset by interest expense of ($23,350) during that same period, resulting in a total net loss for the nine months ended August 31, 2000 of ($518,770). The Company experienced miscellaneous income of $313, interest income of $2,312, and interest expense of $23,063 during the nine-month period ended August 31, 1999.

Net Loss Per Share.

The Company's net loss per common share and equivalence--basic and diluted for the three-month period ended August 31, 2000 was ($.01), and for the nine-month period ended August 31, 2000, the net loss per common share and equivalence--basic and diluted, equaled ($.05). This represented an increase of $.02 and $.01, respectively, over the comparable net loss per common share and equivalence--basic and diluted, for the same periods ended August 31, 1999.

Liquidity and Capital Resources.

As of August 31, 2000, the Company had a cash overdraft of ($19,107) in cash, a decrease of $104,028 from November 30, 1999. The decrease in cash is attributable to a focus on becoming a reporting company instead of the sale of product and franchises. Net cash used for operations in the third quarter of 2000 was approximately $605,807, an increase of 88% over the amount of net cash used for operations during the same period in 1999. Uses of the Company's cash during the third quarter of 2000 was predomi-nantly for a reduction of accounts payable and inventory purchases.

Inventories increased from $116,650 at November 30, 1999 to $288,817 at August 31, 2000 (an increase of approximately 148%). This increase re-flects the purchase of additional Twistee Treat buildings and miscella-neous equipment in preparation for an aggressive franchise campaign.

The Company anticipates that its capital expenditures for the remainder of fiscal year 2000 will be approximately $120,000, most of which is expected to be used for a reduction of accounts payable.

The Company's debt structure includes total current liabilities of $454,059 at August 31, 2000, a decrease from $180,580 at November 30, 1999. Long-term debt at August 31, 2000 equaled $29,292, compared to $34,792 at November 30, 1999. Total liabilities at August 31, 2000 were $483,351, a decrease from $669,431 for the period ended November 30, 1999. This decrease of approximately 28% in total liabilities was attributable primarily to debt reduction.

Cash flows from financing activities by the Company totaled $594,813 at August 31, 2000, primarily consisting of proceeds from the sale of stock.

The Company has no credit line or other bank debt, and has generated its cash for operations from internally-generated revenues and the sale of its common stock, $.0001 par value. At August 31, 2000 the Company had total stockholders' equity of $569,771, an increase of approximately
106% from the $276,291 of stockholders' equity existing at November 30, 1999. The stockholders' equity was primarily raised from the sale of capital stock during the first six months of fiscal year 2000. During the three months ended August 31, 2000, the Company issued 2,800,000 shares of common stock for proceeds of $56,000. In addition, on June 13, 2000, Stephen Wells, the Company's Presdent and CEO, purchased 2,500,000 shares of common stock from the Company for proceeds of $50,000. The Company believes that its liquid resources and internally-generated cash are sufficient to meet its short-term and long-term operating requirements at present levels of operation. However, to expand the Company's business and to take advantage of certain expansion capabilities which the Company believes exist in its market today, the Company will require additional outside equity and/or debt financing. To the extent that the Company cannot obtain such financing on terms that it would consider favorable or at all, it could have a materially adverse impact on the Company's ability to grow its usiness and take advantage of the opportunities in which it desires to engage during the remainder of fiscal year 2000 and beyond. There can be no assurance that the Company will be able successfully to raise the cash it requires to implement its business plan as currently anticipated.

Risk Factors.

Dependence on Independent Franchisees and Licensors. The Company receives a significant amount of its total revenues from the sale of franchise, license and regional development rights to independent persons who desire to operate Twistee Treat franchises in the United States and in Canada.
The ability of the Company to continue to generate revenue from these activities, and to grow its franchising and licensing business in the future, is dependent upon the willingness of independent persons to become franchisees and licensees of the Company. The decision whether or not to become a franchisee or license of the Company can be effected by a number of variables, many of which are outside of the Company's control. Some of these variables include general market conditions, regulatory burdens, the cost of raw supplies and materials, and the receptiveness of the general public to the Company's particular products and proprietary buildings and retail unit. If the Company were unable successfully to market and sell its franchise and license rights to persons who would independently own an d operate Twistee Treat franchises, the ability of the Company to continue would be severely impacted. While the Company does own and operate certain retail sales outlets of its own, the majority of its business is accounted for through the sale of franchise, regional development and license rights to independent third parties.

Competition. The frozen desert market is highly competitive, and distinc-tions between categories of frozen deserts (particularly with respect to the premium or quality nature of various frozen desert products) are becoming much less marked than in the past. The success of the Company depends upon its ability to continue to create and market innovative products, flavors, distribution channels and retail units through which it can sell its product directly or through the independent franchisees and licensees who operate Twistee Treat locations. If the Company is unable to compete effectively against other ice cream and frozen desert manufacturers, as well as other food specialty shops which compete for space at malls and other venues, it will be unable to continue marketing its franchises and license rights, or to maintain its own corporate locations, for the sale of Twistee Treat products. The inability to sell its products effectively would have a materially adverse effect upon the business and operations of the Company.

Volatility in the Cost of Raw Materials. The Company has experienced the eneral trend of volatility in dairy ingredient commodity costs, and believes that such volatility may continue in the near to medium term. While dairy commodity costs for the first quarter of fiscal 2000 were lower than in fiscal 1999, it is possible that at some future date both gross margins and earnings may not be adequately protected by pricing adjustments, cost control programs and productivity gains. To the extent that the Company is unable to effectively predict, and take actions to protect against, significant increases inthe raw materials it uses to produce its frozen desert products, it could have a materially adverse impact on its ability to sell such products to its franchisees and licensees, or to recognize sufficient margins from sales to make the business economically viable.

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


SIGNATURE

TWISTEE TREAT CORPORATION

Date: October 15, 2000



/s/ Stephen Wells
    -------------
    Stephen Wells
    President



PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibit is filed herewith:

        FINANCIAL DATA SCHEDULE-Exhibit 27