Form 10KSB
period 2000-11-30
TWISTEE TREAT CORP/NV
filed 2001-03-15
CIK 1105713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934
FOR THE TRANSITION PERIOD FROM             TO
-----------    ----------

COMMISSION FILE NUMBER 294339

TWISTEE TREAT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware				     		43-1796135
        (State of other jurisdiction of		 	(I.R.S. Employer
       incorporation or organization)                   Identification Number)

228 West 4th Street, Suite 227
Kansas City, Missouri  64105
(816) 842-1116
(Registrant's address and telephone number of principal executive offices and principal place of business)
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Title                 Shares Outstanding as of November 30, 2000

Common Stock, par value $.001	    19,519,950


	As of November 30, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $1,086,058.80.


TWISTEE TREAT CORPORATION
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2000


Table of Contents

PART I
Item 1.  BUSINESS......................................................      4

Item 2.  PROPERTIES....................................................      7

Item 3.  LEGAL PROCEEDINGS.............................................      7

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......	     7

   EXECUTIVE OFFICERS OF THE REGISTRANT..............................	     7


PART II

Item 5.  MARKET FOR REGISTRANT'S
COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................        9

Item 6.  SELECTED FINANCIAL DATA.........................................   10

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....11

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 18

Item 9.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.............	17



PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......	    17

Item 11.  EXECUTIVE COMPENSATION........................................... 17

Item 12.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT...............................	            18

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 19

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
AND REPORTS ON FORM 8-K........................................	            20


PART I

CAUTIONARY STATEMENT. Statements contained herein that are not based on historical fact, including without limitation, statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Twistee Treat Corporation ("us" or "Twistee Treat") operates; competition; changes in our business strategy or development plans; changes in consumer tastes and trends; our ability to attract capital for development; the high leverage of Twistee Treat; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against us; and other factors referenced in our filings with the Securities and Exchange Commission.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE
UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. We disclaim any obligation to update information concerning any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in this report to reflect future results, events or developments.


ITEM 1:  THE BUSINESS OF TWISTEE TREAT CORPORATION

GENERAL

	Twistee Treat (our company) was incorporated in Missouri on April 27, 1995 and redomiciled in Delaware in June 1997. The original Twistee Treat Corporation was formed in the early 1980's as a Colorado corporation doing business primarily in Florida. By the mid 1980's it had opened approximately 35 company stores, but no franchise units. The original Twistee Treat Corporation utilized proprietary cone-shaped buildings to sell its products and obtained certain federal and state patents, trademarks and service marks in connection with its business. In 1989, Twistee Treat's original founder retired and Twistee Treat filed for bankruptcy protection (U.S. Bankruptcy Court, Middle District of Florida, Ft. Myers Division, Case No. 89-4700-9P1). On August 6, 1990, Andrew Brennan, a founder and former principal stockholder of Twistee Treat, purchased the assets of the original Twistee Treat Corporation from the Bankruptcy Court, including its patent, trademark and service mark rights. Subsequently, Mr. Brennan sold 50% of his interests in such assets to Don Matthews, owner of Soft Serve System, Inc., a Missouri corporation. In 1996, Messrs. Matthews and Wells formed our company, with Mr. Matthews contributing his 50% of the assets obtained from the original Twistee Treat Corporation. On May 6, 1997, Mr. Brennan sold to us his 50% interest in the assets obtained from the original Twistee Treat Corporation. Of the approximately 35 original stores, all or nearly all are still open as independently-owned businesses. These stores continue to use the cone-shaped building and the name "Twistee Treat," but do not use any of our products and they are not affiliated with us. We are in active negotiations to purchase a number of these stores and/or to franchise them as part of our franchise system.

On May 22, 1998, we entered into a Purchase Agreement (the "SE Purchase Agreement") with related parties who were the owners of Twistee Treat Southeast, Inc. ("TTS"), to acquire all of the rights, title and interest to the intangible assets of TTS, and regional developer rights and/or franchise agreements within the territory being purchased. Prior to the SE Purchase Agreement, TTS was a former franchisee of Twistee Treat. The cost of this purchase was amortized and then allocated to offset deferred revenues and realized revenues based upon corresponding realized and unrealized revenue percentages (See Note 5 to the Audited Financial Statements appearing at the end of this Report).

We have had only limited operations resulting in limited revenue. During our fiscal year 2000, we have continued to develop our business plan, franchise program, franchise circular and operating manual, as well as operate three pilot stores, and open and test two kiosk pilot units. We closed our three test pilot stores and closed the two kiosk units for several months in order to evaluate the information obtained during such test periods and to make adjustments to menus, equipment and operating procedures. We then refurbished the three pilot stores, changed the menus, ordered additional equipment and reopened two of them: one in Eustis, Florida and one in Branson West, Missouri. Twistee Treat has recently sold the Branson West store as a franchise store to Danny Hammond LLP. Mr. Hammond has also become a Regional Developer for Branson and Springfield, Missouri. Twistee Treat's Eustis, Florida store recently became a franchise store also. Twistee Treat has recently licensed the rights in Canada to a group who collectively have 37 years of experience in the ice cream franchise business with Good Humor and Breyers Ice Cream.
One of the principals of our Canadian franchisee previously owned 5 franchises, and became regional franchise manager and another was national operations manager responsible for product distribution and sales in support of 300 distribution units across Canada. The group opened its first Twistee Treat store in July 2000, and Twistee Treat has just shipped the group a cone-shaped building for its second store. The group expects to open 50 stores over the next 48 months.

Twistee Treat has also recently received an offer for the southeast region of Florida from a prospective regional developer who anticipates opening 50 stores within the next five years. In addition, Twistee Treat has signed a preliminary co-branding agreement with the Jrecks Sub-Sandwich Company ("Jrecks"), a chain which has over 300 franchised stores. We are still negotiating with Jrecks over certain specific terms of the agreement and expect to have a final agreement by the end of June 2000. We have reached agreements to purchase nine of the original Twistee Treat cone buildings. Twistee Treat opened its first pilot "express grill" in Knob Noster, Missouri in August 1999 as a test facility only. The test facility closed in February 2000. We are currently franchising our express grills, along with our patented cone-shaped building. Twistee Treat has four U.S. franchisees: one in Clermont, Florida, a second in Branson West, Missouri, a third franchisee is currently seeking a permit for a kiosk on International Drive in Orlando and is in the process of obtaining architectural review and approval for a cone-shaped building in Orlando, Florida, and a fourth franchisee is located in Eustis, Florida.

Twistee Treat has also signed a co-branding agreement with Gourmet's Choice Coffee Company, Inc., and we opened the first co-branded store in Warrensburg, Missouri on February 21, 2000.

The Business: Twistee Treat offers our specialty ice cream and food products through company-owned stores, franchised stores, in-line stores, kiosk units, mobile concession trailers and "Express Grills." We are designed to be a high profile, soft-serve ice cream retail merchant. We believe that there is a strong market for soft-serve ice cream, especially roadside or curbside. One of our principal marketing tools is our ice cream cone-shaped building design.
The 22 foot tall cone creates a strong visual image. The building is large enough to carry a good variety of our Twistee Treat products, yet small enough to fit in smaller areas.

We believe that our products and our process for dispensing products are unique. The product consists of Twistee Treat's special firm-serve mix, formulated to be rich and creamy but with relatively low fat content. The dispensing process produces a rich texture that is more like custard than ice cream. Each Twistee Treat store offers six flavors, consisting of the three basic flavors - vanilla, chocolate and strawberry - as well as three additional flavors rotated every other week from our inventory of 91 flavors. The stores also sell a variety of other food and beverage products such as donuts, hot dogs, sodas and other "snack" type items. The kiosk units offer two to four flavors of ice cream depending on the size of the kiosk.

In addition to the free-standing cone-shaped building, Twistee Treat offers in-line stores, for regional malls and strip centers, a "kiosk" program designed to be located in convenience stores, stores, malls, food courts, business facilities and colleges, "Express Grills", which are larger, more traditional fast-food restaurants, and mobile concession trailers which are designed primarily for outdoor venues such as fairs. We intend to introduce a table-top dispenser unit designed for restaurants, convenience stores and fast- food locations. There are no assurances that we will be able successfully to develop or market those products.

Our free-standing cone-shaped buildings are designed to attract drive-through and walk-up customers only, as they have no indoor seating, and primarily serve only ice cream products and soft drinks. Our in-line stores are designed for inclusion in existing strip malls, and consist generally of approximately
1600 square feet of space. They include inside seating and have a broader menu than our cone-shaped buildings, including ice cream cakes. Our "Express Grills" are designed to be more traditional, full-service fast food restaurants with very broad menus, including steak burgers, hot dogs, etc., with the ability to accommodate approximately 40 people in indoor seating. These are free-standing buildings, encompassing 3000 to 3500 square feet, which look like a traditional fast food restaurant, rather than Twistee Treat's unique looking cone-shaped stores. Our kiosk units are small and designed to be set up in airports, food courts and malls, and offer primarily ice cream products. Our mobile concession trailers are also shaped like an ice cream cone and give Twistee Treat a good marketing vehicle.

We believe that the location, layout and cone-shaped design of our stores contribute to the success of our operations. Twistee Treat's stores are typically located near strip shopping centers, malls, amusement centers or other areas of population density that provide visibility, curb appeal and accessibility. A variety of factors are considered in selecting sites for our stores, including population density, traffic patterns, area demographics and competition. Our stores are configured to facilitate a smooth flow of carry-out, curbside and "drive-thru" traffic.

One of our primary goals is to maintain strict quality controls over our products and stores. Twistee Treat requires that all franchised and company-owned stores be built in conformity with our specific guidelines.
The buildings and kiosks are assembled and packaged at Glasstech, Inc.'s plant for shipment to the store site. We are currently pursuing other fiberglass manufacturers who are able of producing quality parts in larger quantities.

However, Twistee Treat presently operates at a loss, and we have not received revenues from operations sufficient to maintain our operations. We have raised funds for operations through the sale of our securities, and will continue to do so. Of course, there can be no assurance that we will be successful in raising any funds for our continued operations.

ITEM 2: PROPERTIES

	Our principal executive offices are located in metropolitan Kansas City, Missouri. As of November 30, 2000, our principal executive offices were in Warrensburg, Missouri, where we leased approximately 2,000 square feet of office space. The lease expires on March 15, 2001. The monthly rent is approximately $1,400.

ITEM 3: LEGAL PROCEEDINGS

	Except as disclosed below, we are not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.

Twistee Treat was named as a defendant in a collections lawsuit filed by an individual in the amount of $10,000. In response, Twistee Treat filed a third party complaint against the individual for various fraudulent transactions.
The case is currently in the discovery stage and management believes that we will be successful in our defense against the litigation, although these can be no assurance of that.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

EXECUTIVE OFFICERS OF THE REGISTRANT

	The names, ages and positions of the directors and executive officers of Twistee Treat are set forth below. Biographical information for each of these persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.





Directors and Officers.

Name      			Age	Position Held

Stephen Wells			42	President, Chairman of the Board,
and Director

Terry Rapp			56	Vice President, Treasurer and
Director

James Tilton			39	Chief Financial Officer,
					Secretary, and Director

Howard Hochrad			48	Vice President

Stephen B. Wells has been directly involved with Twistee Treat for the last three years, first as a Regional Developer for the Southeast Region, and more recently in his capacity as President, Chief Executive Officer and as a director. Mr. Wells was a 50% owner of TTS and one of the three principals involved in the revival of the Twistee Treat concept. Mr. Wells has spent the past three years refinancing and restructuring Twistee Treat in an effort to position us for future growth. He has been actively involved with the management of the three pilot stores that we opened in Florida. Mr. Wells bring with him a strong background and experience in sales and marketing from his role in the development of the licensing and merchandising division of First National Film Corporation. In his capacity as Vice President of Licensing and Merchandising for that company, from 1988 to 1992, Mr. Wells negotiated the marketing and licensing rights for animated film characters to domestic and foreign production and manufacturing companies. From 1992 to 1996, Mr. Wells started and developed Key Management Services, Inc., a full service vending distribution business. In addition to his marketing background, Mr. Wells has also been heavily involved in the commercial and retail real estate development business. Mr. Wells received his Bachelor of Arts degree in Political Science from Central Missouri State University in 1980.

James Tilton was appointed as a Director in November 2000. Mr. Tilton has extensive business and marketing experience in the Far East and has worked with his wife, Jane Zheng, in partnership with Metallic Building Company("MBC"), a subsidiary of NCI Building Systems, to market its pre-engineered building materials in the People's Republic of China ("PRC") since 1992. For the last five years, he and Jane Zheng have assisted Star Brite, a division of Oceans Bio-Tech, in establishing a sales distribution system in the PRC for its chemical products. Mr. Tilton is also a director of Tianrong Building
Material Holdings, Ltd., a Utah corporation.

Terry D. Rapp was the owner/operator of TNT Promotion, Inc. and CT Marketing, both of Overland Park, Kansas, between 1994 and 1995. Mr. Rapp marketed Snapple products through vending machines and various other vending machine products. Between 1990 and 1993, Mr. Rapp owned and operated JWI Supply Inc., and Home Hardware, both in Overland Park, Kansas, which were wholesale door and hardware supply businesses. Between 1970 and 1980, Mr. Rapp held several sales and management positions with several companies including Uarco, Jostens, Shariol and Bowater Computer Forums.

Howard Hochrad is the vice president of Twistee Treat. Prior to joining Twistee Treat, Mr. Hochrad was the vice-president and treasurer of TTC since March 28, 1997. He was employed with BF Goodrich Aerospace prior to his tenure at TTC in a variety of financial, planning, marketing and management positions.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

	Our common stock is traded in the Over-the-Counter market and is quoted on the electronic Bulletin Board under the symbol "TWTE". The following table represents the range of the high and low bid prices of our stock as reported by the NASDAQ Trading and Market Services for each fiscal quarter for the last two fiscal years ending November 30, 1999, and 2000, respectively. These quotations represent prices between dealers, may not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

	Year		Quarter			High		Low

	1999		First Quarter		$4.00		$2.25
			Second Quarter		$3.50		$1.25
		        Third Quarter		$1.93		$1.125
		        Fourth Quarter		$1.125		$.375

	2000		First Quarter		$.875		$.375
		        Second Quarter		$1.50		$.56
		        Third Quarter		$.50		$.07
		        Fourth Quarter		$.345		$.07

*    No trading activity in our stock occurred during this quarter.

	Twistee Treat has authorized a total of 50,000,000 shares of its Common Stock, $0.001 par value per share. As of November 30, 2000, we had a total of 19,519,950 shares of our Common Stock issued and outstanding. We have also authorized 10,000,000 shares of preferred stock, $0.001 par value, but none of them have been issued to date. Management controls approximately 23% of our outstanding shares. We have 446,500 common shares subject to warrants to purchase the shares at a price of $2.00 per share at any time until their expiration in June 2001.

Dividends.

	We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Private Equity Transactions.

	On November 20, 2000, Steve Wells sold 1,275,000 shares of Twistee Treat's common stock to James Tilton. Mr. Wells decided to transfer the shares to induce Mr. Tilton to become CFO of Twistee Treat. Mr. Wells did not want the shareholders of Twistee Treat to experience any further dilution, and therefore he sold his own shares of stock rather than through an issuance from Twistee Treat.

ITEM 6:  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial and operating data for Twistee Treat as of, and for the three years ended, November 30, 2000. These figures were derived from our financial statements and notes that have been audited by Weinberg & Company, our independent public accountants. All of the data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes appearing at the end of this Report.

FINANCIAL DATA (1)

                                                               	YEAR ENDED DECEMBER 31,
							2000             1999             1998
(Dollars in thousands, except per share data)

STATEMENTS OF OPERATIONS DATA:
Revenues                                       		  139		176		123
Operating expenses					1,342		744		691
Stock-based compensation and services		          263		____		 82
Operating income (loss) 				(1,466)		(568)		(650)
Other expense						(43)		(26)		(13)
Net loss from continuing operations			(1,509)		(594)		(663)
Loss from discontinued operations                  	____		_____		____
Gain/(Loss) from extraordinary item			____		(10)		32
Net loss                                    		(1,509)		(604)		(631)

Share data (2):
    Basic and diluted loss per share
    from continuing operations                 		(.11) 		(.09)		(.13)
    Per share effect of extraordinary item     		____		_____		 .01
Basic and diluted loss per share               		(.11)		(.09)		(.12)
Weighted average shares used in
    computing basic and diluted
    loss per share                 			13,572,690	6,811,154	5,309,861



                                                             	YEAR ENDED DECEMBER 31,
							2000		1999		1998
(Dollars in thousands)
BALANCE SHEETS DATA:
Total assets                                   		513		946		833
Total long-term debt, net of current
    Portion                                    		____		 35		383

CASH FLOWS PROVIDED BY (USED IN):
Operating activities:					(832)		(483)		(376)
Investing activities: 					(92)		(99)		(62)
Financing activities: 					 839		 618		 461



ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements." Forward-looking statements may be identified by use of forward-looking terminology such as "believe," "intends," "may," "will," "expects," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

Overview.

Twistee Treat operates and franchises soft-serve ice cream desserts and an assortment of other foods and beverages in our proprietary, cone-shaped buildings and kiosks. Incorporated under the laws of Missouri in 1997, we redomiciled by merger into a Delaware corporation in June of 1999 with the name Twistee Treat Corporation. On April 6, 2000, we purchased a publicly-reporting Nevada corporation, Perfection Plus, Inc., as described more fully in our Form 8-K filed with the Securities and Exchange Commission on April 8, 2000, and as subsequently amended. In 1998, Stephen Wells, formerly the president of our largest franchisee (Twistee Treat of the Southeast, Inc.), became our President and Chief Executive Officer. Mr. Wells continued the testing program, begun in 1999, of our "Express Grill" unit, a full-service restaurant loosely based on the design of the Brazier units operating by "Dairy Queen." Our management believes that the "Express Grill" unit will help us expand our business into cooler climates, offering a broader menu and inside seating capability. We have also been testing the products and processes, as described elsewhere in this Report, in anticipation of expanding our franchising and other marketing and sales activities.

Net Sales.

Our net sales are historically derived from two separate sources, namely (1) the sale of ice cream products at retail through our corporate-owned locations and to existing franchisees of Twistee Treat, and (2) the sale of licensing, regional development and franchise rights to third parties desiring to own and operate individual Twistee Treat franchises or to develop larger, regional franchise areas. For the fiscal year ended November 30, 2000, our net sales were $139,166, compared to $176,081 for the same period ended November 30, 1999. The decrease in net sales for the most recent fiscal year is attributable to our management focusing almost exclusively on product development testing, and the administrative burdens of becoming a fully-reporting company and fundraising activities, rather than focusing on sales.

Cost of Sales.

We experienced an increase of 62% in our total cost of sales for the fiscal year ended November 30, 2000, (which was $190,442), as compared to our total cost of sales for the same period ended November 30, 1999 (which equaled $117,255). Management attributes this increase in our total cost of sales to costs associated with marketing and sales efforts in obtaining our new Canadian franchise. Our management goal is to keep the cost of sales below 32%.

Gross Profit.

We generated a loss of ($51,276) for the fiscal year ended November 30, 2000, down 187% from the gross profit of $58,826 which we generated during the same period ended November 30, 1999. As a percentage of net sales, the gross loss for fiscal year 2000, was approximately 37%. The increase in our gross loss as a percentage of our total of net sales during that period (as compared to our gross profit for fiscal year 1999, which represented 33.4% of total net sales during that same period) is attributed to the costs associated with marketing and sales efforts in obtaining our new Canadian franchise.

Operating Expenses.

	Operating expenses for the fiscal year ended November 30, 2000 equaled $1,414,210, an increase of approximately 126% compared to $626,925 for the same period ended November 30, 1999. The increase in operating expenses is primarily due to the increase in professional fees associated with our becoming a reporting company, and consulting fees. We have retained consultants to assist in marketing our products, selling franchises, and public and investor relations. In addition, there was an increase in bad debts. In addition to the increased professional fees, we have experienced other costs associated with becoming a fully-reporting entity. Payroll and other compensation equaled $224,706 for the fiscal year ended November 30, 2000, an increase of 12% compared to $200,168 for the same period ended November 30, 1999. Depreciation and amortization expenses, which equaled $52,286 for the fiscal year ended November 30, 2000, increased approximately 7% over the same period ended November 30, 1999, in which depreciation and amortization expenses equaled $48,808. Management attributes the increase in depreciation and amortization expenses to the purchase of additional assets used for our Canadian operations. Other general and administrative expenses incurred by us for the fiscal year ended November 30, 2000 equaled $219,457, and included payments for interest, wages, rent and other normal expenses for the day-to-day operations of our business. This represented a decline of 5.7% over general and administrative expenses we incurred for the same period ended November 30, 1999, which equaled $232,957. Management attributes this percentage decline to the termination of our prototype store testing activities. As a result of our operating expenses, we experienced a total loss from operations of ($1,465,486) for the fiscal year ended November 30, 2000, compared to ($568,099) for fiscal year 1999, an increase of 158%. The largest single factor attributable to the increase in loss from operations is the increase in professional fees and the non-recurring costs associated with our efforts to become fully-reporting in the spring of 2000, as described above. During fiscal year 2000, we generated total interest income and other miscellaneous income of $9,236, and incurred interest and miscellaneous other expenses of $52,374 for that same period, increasing our loss from operations to a total net loss of ($1,508,624) for the fiscal year ended November 30, 2000. For the fiscal year ended November 30, 1999, we generated miscellaneous and interest income of $3,500, which was offset by interest expense of ($30,751) during that same period, resulting in a total net loss for fiscal year 1999 of ($594,380), or an increase of 37% in total other income for fiscal year 2000 over the same period in 1999. The largest items contributing to our expenses other than from operations in fiscal year 2000 were interest expenses, loss on the disposal of fixed assets and loss on the settlement of a lawsuit, which were $22,831, $5,918, and $23,625, respectively. There were no extraordinary gains or losses recorded by Twistee Treat for fiscal year 2000.

Net Loss Per Share.

Twistee Treat's net loss per common share and equivalence -- basic and diluted for the fiscal year ended November 30, 2000 equaled ($.11). This represented an increase of $.02 over the comparable net loss per common share and equivalence -- basic and diluted for the same period ended November 30, 1999.

Liquidity and Capital Resources.

	As of November 30, 2000, we had a cash overdraft of ($3,370). No cash overdraft was recorded during fiscal year 1999. The decrease in cash is attributable to our focus on becoming a fully-reporting company, instead of focusing on the sale of products and franchises. Net cash used for operations in fiscal year 2000 was approximately $831,551, an increase of 72% over $483,540 (representing the amount of net cash used for operations during the same period in 1999). Non-cash adjustments for fiscal year 2000 primarily consisted of the issuance of stock valued at $315,000 as payment for services rendered, the loss associated with the disposal of franchise stores ($83,983), the losses associated with the impairment of some of our intangible assets ($89,900), allowance for the collection of doubtful accounts ($67,615) and general depreciation and amortization ($52,286).

	Inventories increased from $116,650 at November 30, 1999 to $176,045 at November 30, 2000 (an increase of approximately 51%). This increase reflects primarily the purchase of additional Twistee Treat buildings and miscellaneous equipment in preparation for our planned aggressive franchise campaign.

	Our debt structure includes total current liabilities of $417,286 at November 30, 2000, an decrease from $634,639 at November 30, 1999. Long-term debt at November 30, 2000 was reduced to zero, as compared to $34,792 at November 30, 1999. Total liabilities, the same as current liabilities, at November 30, 2000 were $417,286, a decrease from $669,431 for the period ended November 30, 1999. This decrease of approximately 38% in total liabilities is attributable primarily to our efforts during fiscal year 2000 on long-term debt reduction.

	Cash flows from financing activities by Twistee Treat totaled $838,983 for the fiscal year ended November 30, 2000, primarily consisting of proceeds from the sale of stock, an increase of 36% from the amount of $617,818 which is recorded for the same period in 1999.

	Twistee Treat has no credit line or other bank debt, and has generated cash for operations from internally-generated revenues and the sale of our common stock, $.0001 par value. At November 30, 2000 we had total stockholders' equity of $95,417, a decrease of approximately 65% from the $276,292 of stockholders' equity existing at November 30, 1999. The stockholders' equity was primarily raised from the sale of capital stock during fiscal year 2000. During the fiscal year ended November 30, 2000, we issued a total of 12,750,000 shares of common stock for cash proceeds of $989,124, plus $225,000 in subscriptions receivables, the issuance of 200,000 shares for the purchase of a shell, and the receipt of services and settlement of a lawsuit the collective value of which was recorded by us as $338,625. To expand our business and to take advantage of certain expansion capabilities which our management believes exist in our market today, we will require additional outside equity and/or debt financing. To the extent that we cannot obtain such financing on terms that we would consider favorable, or at all, it could have a materially adverse impact on our ability to grow our business and take advantage of the opportunities we would like to develop during fiscal year
2001 and beyond. There can be no assurance that we will be able successfully to raise the cash proceeds we require to implement our business plan as currently envisioned.

Risk Factors.

	(1)	Dependence on Independent Franchisees and Licensors.  We
receive a significant amount of our total revenue from the sale of franchise, license and regional development rights to independent persons who desire to operate Twistee Treat franchises in the United States and in Canada. Our ability to continue to generate revenue from these activities, and to grow our franchising and licensing business in the future, is dependent upon the willingness of independent persons to become franchisees and licensees of Twistee Treat. The decision whether or not to become a franchisee or licensee of Twistee Treat can be affected by a number of variables, many of which are outside of our control. Some of these variables include general market conditions, regulatory burdens, the cost of raw supplies and materials, and the receptiveness of the general public to our particular products and proprietary buildings and retail units. In particular, several states of the United States impose strict regulatory filing and other requirements on franchisors, which can be expensive and time-consuming, but which are required to be complied with in order lawfully to sell franchises in these states. If we are unable successfully to market and sell our franchise and license rights to persons who would independently own and operate Twistee Treat franchises, our ability to continue would be severely impacted. While we do own and operate various retail sales outlets of our own as corporate facilities, the majority of our business is accounted for through the sale of franchise, regional development and license rights to independent third parties.

(2)	Competition.  The frozen dessert market is highly competitive, and distinctions between categories of frozen desserts (particularly with respect to the premium or quality nature of various frozen dessert products) are becoming much less marked than in the past. Our success depends upon our ability to continue to create and market innovative products, flavors, distribution channels and retail units through which we can sell our product directly or through the independent franchisees and licensees who operate Twistee Treat locations. If we are unable to compete effectively against other ice cream and frozen desert manufacturers, as well as other food specialty shops which compete for space at malls and other venues, we will be unable to continue marketing our franchises and license rights, or to maintain our own corporate locations, for the sale of Twistee Treat products. The inability to sell our products effectively would have a materially adverse effect upon our business, operations and financial condition.

(3)	Volatility in the Cost of Raw Materials.  We have experienced the general trend of volatility in dairy ingredient commodity costs, and our management believes that such volatility may continue in the near to medium term. While dairy commodity costs for the fiscal year 2000 overall were lower than for fiscal year 1999, it is possible that at some future date both gross margins and earnings may not be adequately protected by pricing adjustments, cost control programs and productivity gains. To the extent that we are unable to predict effectively, and to take actions to protect against, significant increases in the raw materials we use to produce our frozen desert products, it could have a materially adverse impact on our ability to sell these products to our franchisees and licensees, or to recognize sufficient margins from sales to make the business economically viable.

(4)	Dependence Upon External Financing.  We have been building our business through revenues generated from operations, supplemented by the sale of our capital common stock. Our ability to continue to grow and expand our business is highly dependent upon our ability to continue to raise external financing from the sale of equity and/or the incurrence of debt. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to continue to expand our business and operations, or to implement our business plan as we envision it today.

(5)	Reliance on Key Management.  Our success is highly dependent upon the continued services of Stephen Wells, our President and CEO, who has been the primary person responsible for building our renewed franchise, regional development and licensing business. If Mr. Wells were to leave Twistee Treat, it could have a materially adverse effect upon our business and operations.

(6)	Private Sales of Our Securities.  From time to time, including during fiscal year 2000 and with respect to each of the subsequent events occurring in fiscal 2001 and described later in this Report, we have issued shares of our common stock to investors in non-public distributions of unregistered stock. Each of these transactions is required to be with shares which have been registered with the Securities and Exchange Commission, or are exempt from registration under applicable federal and state securities laws. In each case, our management believes that the private transactions were exempt from registration under the applicable securities laws. To the extent that any of these transactions were not so exempt, however, the issuance of unregistered securities in private transactions could be in violation of the securities laws, which could have a materially adverse impact on our ability to raise capital from securities transactions in the future and thereby significantly hurt our ability to implement our business plan and grow our business as contemplated in this Report.

Factors Affecting Future Operations.

	Our operating results may fluctuate substantially in the future as a result of a variety of factors, many of which are outside of our control, including those discussed elsewhere in this filing. We plan, if we are successful in obtaining increased access to capital at reasonable terms, to increase significantly our operating expenses and capital expenditures to expand our sales and marketing efforts, promote our brand name, continue to enhance the variety of our product line, pursue new franchise distribution channels, and hire new personnel across all levels of our organization. We determine our operating expenses largely on the basis of anticipated growth in our revenues, however, some of our expenses are fixed in the short term.
There are risks associated with the timing and achievement of revenue targets due to a variety of factors, and there can be no assurance that revenues will increase commensurately with expenses. We believe that our expenses will exceed our revenues for the foreseeable future. As a result of these and other factors, our operating results may vary substantially from quarter to quarter.

Seasonal Aspects.

	Our business is highly seasonal, because customers are more likely to purchase our ice cream and frozen dessert products in months when the weather is warmer. We are planning to continue to diversify our product lines to offer additional menu items, as well as a new line of coffee products to mitigate the impact of seasonality on our overall cash flow requirements.


Year 2000 Compliance.

	We experienced no material problems as a result of the change from the twentieth century to the twenty-first century, and none of our vendors or customers have advised us that they have experienced any such problems in connection with our receipt or performance of any products or services. In anticipation of potential Year 2000 problems, we adopted a Year 200 readiness plan designed to eliminate or mitigate the risk of such problems. Any person desiring to learn more about the specific Year 2000 readiness actions which we undertook may contact us at the Twistee Treat headquarters.

Subsequent Events.

	In December 2000, we entered into a consulting agreement with HD Brous & Company, Inc., whereby HD Brous & Company, Inc. will advise us on corporate financial issues and we will issue 910,000 five-year term warrants to purchase 910,000 shares of common stock at an exercise price of $0.75.

	In February 2001, we entered into a marketing and production agreement for the production of a thirty-minute television show, hosted by William Shatner. Video and CD promotional segments will also be produced to introduce Twistee Treat to potential franchisees and investors. We will pay a total purchase price of $50,000 and 950,000 warrants with an exercise price of $.075 per share as consideration.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The financial statements required by this item are set forth on pages F-1 through F-20.









TWISTEE TREAT CORPORATION
FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2000









TWISTEE TREAT CORPORATION


CONTENTS


PAGE        1   INDEPENDENT AUDITORS' REPORT

PAGE        2   BALANCE SHEET AS OF NOVEMBER 30, 2000

PAGE        3   STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                NOVEMBER 30, 2000 AND 1999

PAGE        4   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999

PAGES   5 - 6   STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                NOVEMBER 30, 2000 AND 1999

PAGES  7 - 18   NOTES TO FINANCIAL STATEMENTS









INDEPENDENT AUDITORS' REPORT



To the Board of Directors of:
Twistee Treat Corporation

We have audited the accompanying balance sheet of Twistee Treat Corporation as of November 30, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended November 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twistee Treat Corporation as of November 30, 2000 and the results of its operations and its cash flows for the years ended November 30, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's recurring losses from operations and working capital deficiency of $383,411 raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
January 30, 2001


TWISTEE TREAT CORPORATION
BALANCE SHEET
AS OF NOVEMBER 30, 2000


ASSETS
CURRENT ASSETS
Notes receivable - trade                       $      7,500
Inventory                                            26,375
Total Current Assets                                 33,875

PROPERTY AND EQUIPMENT, NET                         228,008

OTHER ASSETS
Inventory - long term                               149,670
Other receivable                                     50,000
Funds advanced with letter of intent                 50,000
Deposits                                              1,150
Total Other Assets                                  250,820

TOTAL ASSETS                                 $      512,703

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash overdraft                               $        3,370
Accounts payable and accrued expenses               168,661
Compensation payable                                 68,596
Notes and loans payable - current                   156,659
Deferred revenue                                     20,000
Total Current Liabilities                           417,286

TOTAL LIABILITIES                                   417,286

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000
shares authorized,none issued and outstanding             -
Common stock, $.0001 par value, 50,000,000
shares authorized, 19,519,950 shares issued
and outstanding                                       1,952
Common stock to be issued, $.0001 par value,
70,000 shares                                             7
Additional paid in capital                        3,480,737
Accumulated deficit                              (3,162,279)
                                                    320,417
Less subscriptions receivable                      (225,000)
Total Stockholders' Equity                           95,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $      512,703


TWISTEE TREAT CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999



                                                   2000     1999

NET SALES                                    $  139,166  $ 176,081

COST OF SALES                                   190,442    117,255

GROSS PROFIT (LOSS)                             (51,276)    58,826

OPERATING EXPENSES

Payroll and contractual compensation            224,706    200,168
Depreciation and amortization expense            52,286     48,808
Consulting expense                              312,799          0
Legal and professional fees                     406,381    144,992
Other general administrative expenses           219,457    232,957
Loss on disposal of franchise stores             83,983          0
Loss on note receivable  franchisee              24,698          0
Loss on impairment of intangible asset           89,900          0
Total Operating Expenses                      1,414,210    626,925

LOSS FROM OPERATIONS                         (1,465,486)  (568,099)

OTHER INCOME (EXPENSE)

Gain on sale of franchise facility                    0        970
Miscellaneous income                              2,046        417
Interest income                                   7,190      3,083
Interest expense                                (22,831)   (30,751)
Loss on disposal of fixed assets                 (5,918)         0
Loss on lawsuit settlement                      (23,625)         0
Total Other (Expense)                           (43,138)   (26,281)

Loss Before Extraordinary Item               (1,508,624)  (594,380)

EXTRAORDINARY ITEM
Gain (loss) on early extinguishment of debt, net      0    (10,000)

NET LOSS                                   $ (1,508,624) $(604,380)

Net loss per common share and equivalents
- basic and diluted                        $      (0.11) $   (0.09)

Weighted average number of shares outstanding
during period - basic and diluted            13,572,690  6,811,154


TWISTEE TREAT CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999

                                            COMMON STOCK               COMMON STOCK TO BE ISSUED
                                      SHARES           AMOUNT           SHARES            AMOUNT

Balance, November 30, 1998            6,318,950       $      632                0     $      0

Stock issued for cash, net              451,000               45          212,500           21

Net loss for the year ended
  November 30, 1999                           0                0                0            0

Balance, November 30, 1999            6,769,950              677          212,500           21

Stock issued for services               450,000               45                0            0

Stock issued for shell                  200,000               20           50,000            5

Stock issued for cash in a
  504 offering                        8,000,000              800                0            0

Stock issued for cash, net            1,350,000              135         (212,500)         (21)

Stock issued to officer for
  services and cash                   2,500,000              250                0            0

Stock issued in lawsuit settlement      250,000               25           20,000            2

Net loss for the year ended
November 31, 2000                             0                0                0            0

BALANCE, NOVEMBER 30, 2000           19,519,950       $    1,952           70,000    $       7



TWISTEE TREAT CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999

                                          ADDITIONAL PAID-IN    ACCUMULATED        SUBSCRIPTIONS
                                               CAPITAL          DEFICIT             RECEIVABLE              TOTAL

Balance, November 30, 1998             $      1,363,815       $   (1,049,275)      $         0         $    315,172

Stock issued for cash, net                      565,434                    0                 0              565,500

Net loss for the year ended
  November 30, 1999                                   0             (604,380)                0             (604,380)

Balance, November 30, 1999                    1,929,249           (1,653,655)                0              276,292

Stock issued for services                        52,455                    0                 0               52,500

Stock issued for shell                              (25)                   0                 0                    0

Stock issued for cash in a
  504 offering                                  999,200                    0          (175,000)             825,000

Stock issued for cash, net                      164,010                    0           (50,000)             114,124

Stock issued to officer for
  services and cash                             312,250                    0                 0              312,500

Stock issued in lawsuit settlement               23,598                    0                 0               23,625

Net loss for the year ended
November 31, 2000                                     0           (1,508,624)                0           (1,508,624)

BALANCE, NOVEMBER 30, 2000             $      3,480,737       $   (3,162,279)      $  (225,000)        $     95,417


TWISTEE TREAT CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999

                                          ADDITIONAL PAID-IN    ACCUMULATED        SUBSCRIPTIONS
                                               CAPITAL          DEFICIT             RECEIVABLE              TOTAL

Balance, November 30, 1998             $      1,363,815       $   (1,049,275)      $         0         $    315,172

Stock issued for cash, net                      565,434                    0                 0              565,500

Net loss for the year ended
  November 30, 1999                                   0             (604,380)                0             (604,380)

Balance, November 30, 1999                    1,929,249           (1,653,655)                0              276,292

Stock issued for services                        52,455                    0                 0               52,500

Stock issued for shell                              (25)                   0                 0                    0

Stock issued for cash in a
  504 offering                                  999,200                    0          (175,000)             825,000

Stock issued for cash, net                      164,010                    0           (50,000)             114,124

Stock issued to officer for
  services and cash                             312,250                    0                 0              312,500

Stock issued in lawsuit settlement               23,598                    0                 0               23,625

Net loss for the year ended
November 31, 2000                                     0           (1,508,624)                0           (1,508,624)

BALANCE, NOVEMBER 30, 2000             $      3,480,737       $   (3,162,279)      $  (225,000)        $     95,417



TWISTEE TREAT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999



                                                     2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                 $      (1,508,624)      $      (604,380)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Organization cost written off                            0                 9,000
Depreciation and amortization                       52,286                48,808
Amortization of intangible assets                        0                 3,349
Allowance for doubtful accounts                     67,615                     0
Issuance of common stock for services              315,000                     0
Loss on disposal of franchise stores                83,983                     0
Loss on impairment of intangible asset              89,900                     0
Loss on disposal of fixed assets                     5,918                     0
Loss on lawsuit                                     23,625                     0
Loss on note receivable                             24,698                     0
Gain on sale of franchise facility                       0                  (970)
Changes in assets and liabilities
(Increase) decrease in:
Notes receivable - trade                                 0              (110,000)
Advances                                                 0               (10,000)
Inventory                                          (59,395)              (11,400)
Increase (decrease) in:
Accounts payable and accrued expenses               89,461                86,653
Deferred revenue                                   (16,018)              105,500
Net Cash Used In Operating Activities             (831,551)             (483,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits                                                 0                  (100)
Funds advanced with letter of intent               (50,000)                    0
Purchase of property and equipment                 (40,214)              (98,334)
Increase in notes receivable other                       0                (3,170)
Cash paid on notes receivable other                 (2,139)                2,500
Net Cash Used In Investing Activities              (92,353)              (99,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft                                       3,370                     0
Increase (decrease) in notes payable              (153,004)               54,481
Proceeds from stock sale                           989,124               565,500
Payment of capital lease obligations                  (507)               (2,163)
Net Cash Provided By Financing Activities          838,983               617,818

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (84,921)               35,274

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR       84,921                49,647

CASH AND CASH EQUIVALENTS - END OF YEAR        $         0          $     84,921

Cash paid during the year for:
Interest                                       $    22,831          $          0
Income taxes                                   $         0          $          0



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2000, the Company returned a vehicle and canceled the related capital lease payable of $31,231.

During 2000, the Company received $10,000 worth of equipment in exchange for an advance receivable.

During 2000, the Company terminated a franchise agreement and canceled the related note receivable of $98,170. In connection therewith, the Company also wrote off the corresponding deferred revenue of $50,692 and recorded the value of the reacquired store on the books at $22,781.

During 2000, the Company wrote down two franchise related notes receivable from $62,500 and $94,500 to $17,096 and $46,381, respectively, with a total charge to the corresponding deferred revenue account of $93,523. An allowance for doubtful accounts was then recorded on the remaining note balances.

During 1999, the Company purchased a vehicle financed by a loan in the amount of $32,091.

During 1999, the Company sold two franchise facilities for notes receivable totaling $151,500 and recorded the major part of the gain as deferred revenue.

During 1999, the Company recorded $40,000 of deferred franchise revenue in exchange for two trade notes receivable.

During 1999, the Company recorded deferred revenue and a trade note receivable in the amount of $62,500 arising from the sale of a regional development area to an individual. In connection with this transaction, the Company amortized $42,333 of the total cost to acquire the regional development area which was offset against the deferred revenue.



NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Description of Business

Twistee Treat Corporation ("the Company") was originally incorporated under the laws of Missouri in 1995. The Company merged with Twistee Treat Corporation, a Delaware Corporation, in June 1997 with the same name in a tax-free transaction (see Note 8 (A)).

The Company operates and franchises soft-serve ice cream, non-fat soft-serve yogurt, non-dairy soft-serve desserts and an assortment of other foods and beverages in distinctive freestanding Twistee Treat cone-shaped buildings designed for both "drive-thru" and walk-up service. In addition to the freestanding building, the Company offers specialty kiosk units designed to be located in stores, malls, food courts, business facilities, colleges and mobile trailer units (concession units) designed for short-term events such as fairs, carnivals and sporting events. As of November 30, 2000, the Company had one active franchise, two inactive franchises, one new franchise that is not yet operating, and one company-owned store.

(B) Acquisition

Effective April 6, 2000, the Company acquired all the outstanding shares of common stock of Perfection Plus, Inc., (PPI) an inactive reporting shell with no assets or liabilities, from the stockholders thereof in an exchange for an aggregate of 250,000 shares of the Company's common stock and paid $120,000 of consulting expenses in connection with the acquisition. Pursuant to Rule 12-g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company elected to become the successor issuer to PPI for reporting purposes under the Securities Exchange Act of 1934. For financial reporting purposes, the acquisition was treated as a recapitalization of the Company with the par value of the common stock charged to additional-paid-in capital.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.




(D) Cash and Cash Equivalents

For purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Inventories

Inventories primarily consist of Twistee Treat cone-shaped buildings, equipment, and restaurant supplies. Inventories are stated at the lower of cost or market value, as determined using the first in, first out method. Inventory of cone-shaped buildings, which are not expected to be sold in one year, is classified as long-term.

(F) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of the assets from 5 to 10 years.

(G) Revenue Recognition and Deferred Revenue

In connection with its franchising operations, the Company sells franchise facilities on a turnkey basis, receiving income from initial franchise fees, development fees, royalties and product sales. Revenue from the sale of franchise equipment and leasehold improvements is recognized when delivery takes place and adequate consideration is received. In 2000, two buildings and one franchise were sold. The monies received from the sale of the buildings were included in revenue and amounted to $51,451. The initial franchise fee of $20,000 was included in deferred revenue in 2000. In 1999, two franchise equipment and leasehold improvement installations were sold.
The major portion of the gain of approximately $59,000 was deferred in 1999 because of the lack of adequate consideration being received and is included in deferred revenue. At November 30, 2000, the deferred revenues that were recorded in 1999 were written off against the related receivables because their collectability was in doubt. Initial franchise fees are recognized as income when substantially all services and conditions relating to the sale of the franchise have been performed and adequate consideration has been received. Development fees are non-refundable and recognized when received, and the development agreements call for additional franchise fees as franchises are sold in the development regions. These fees are recognized as income on the same basis as franchise fees. As of November 30, 2000 and 1999, the Company had deferred revenues originating from franchise and development fees of approximately $20,000 and $120,500, respectively. Royalties, which are based upon a percentage of each franchise's gross sales, are recognized as income when the fees are earned and become receivable and collectable. As of November 30, 2000, the Company had not collected any royalty fees due under the franchise agreements. Revenue from the sales of products to the franchisees is recognized when the merchandise is shipped.

The Company also earned revenue from the sale of merchandise through one store that it owned and operated during the years ended November 30, 2000 and 1999.

(H) Advertising Costs

In accordance with the American Institute of Certified Public Accountants' Statement of Position No. 93-7, the Company expenses advertising costs as incurred. During 2000 and 1999, the Company expensed $8,149 and $5,482, respectively.

(I) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets or liabilities are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(J) Earnings per Share Data

Basic and diluted net loss per common share for the years ended November 30, 2000 and 1999 is computed based on the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by statement of Financial Accounting Standards No. 128 "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect was antidilutive.

(K) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amount of the Company's financial instruments, including accounts receivable, accounts payable, accrued liabilities, capital lease obligations and notes payable, approximates fair value due to the relatively short period to maturity for these instruments.

(L) Recent Account Pronouncements

The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. Statement No. 133, as amended, is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The Company believes that adoption of this pronouncement will not have a material effect on the Company's financial position or results of operations.

(M) Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information." In both 2000 and 1999, the Company operated in one segment. Therefore, segment disclosure has not been presented.

NOTE 2      NOTES RECEIVABLE

(A) Notes Receivable - Trade

The following schedule reflects the notes receivable - trade as of November 30, 2000:

Note receivable in the original amount of $62,500 from an individual arising from the sale of a regional development area, non-interest bearing, due on November 30, 2000. Since no payment was made through the date of these financial statements and no extension has been granted, the portion of the note attributable to deferred revenue of $45,404 has been reversed and an allowance of $17,096 has been recorded against the remaining unpaid balance of $17,096.

$    0


Note receivable, non-interest bearing, balance due for cone buildings purchased by a regional developer

7,500


Notes receivable - trade

$7,500



(B) Note Receivable - Other

The following schedule reflects the note receivable - other as of November 30, 2000:

Note receivable in the original amount of $96,500 from an individual for the purchase of a franchise store (together with initial franchise fee of $20,000), payment of $2,500 originally due on November 6, 1999, extended to June 1, 2000, (of which $2,000 was received on September 14, 2000) monthly payments of $705 at 9% interest originally due from September 1999 through February 2000, extended to June 2000 through November 2000, monthly payments of $1,180 at 8% interest originally due from March through November 2000, extended to December 2000 through August 2001, renegotiation of finance terms thereafter, but not exceeding 12% interest and 8 years remaining term. Since no payments (other than the $2,000 indicated above) were made to the Company through the date of these financial statements, the portion of the note attributable to deferred revenue of $48,119 has been reversed and an allowance in the amount of $46,381 has been recorded against the remaining unpaid balance of $46,381.

$    0

Note receivable - other

$    0


NOTE 3      PROPERTY AND EQUIPMENT

Property and equipment at November 30, 2000 and 1999 consisted of the following:


                                          2000            1999

Furniture and fixtures             $      17,154       $     12,644
Equipment                                114,321             92,569
Restaurant equipment                      19,112             19,112
Molds                                    215,000            215,000
Vehicles                                       0             38,430
Leasehold improvements                    26,857              2,904
Franchise store reacquired                22,781                  0
Construction-In-Process stores                 0             83,983
Less accumulated depreciation           (187,217)          (136,211)
                                   $     228,008       $    328,431


Depreciation expense for the years ended November 30, 2000 and 1999 was $52,286 and $48,808, respectively.

During 2000, the Construction-In-Process stores were closed. The stores served as a test site for the Company to develop products and the process of opening and operating franchise stores. The cost of the Construction-In-Process stores was $83,983, with the majority of the cost attributable to labor to refurbish several non-Company owned buildings. Since Construction-In-Process locations were closed during 2000, and there was no remaining value attributable to them, the Company recognized a loss on disposal of $83,983.

NOTE 4      INTANGIBLE ASSET

On May 22, 1998, the Company entered into a purchase agreement with a principal stockholder/president of the Company and another officer of the Company who were the owners of Twistee Treat Southeast, Inc. ("TTSE") to acquire all the rights, title and interest to TTSE franchise regional developer rights and franchise agreements (the "intangible") within the territory being purchased. The intangible was originally acquired by TTSE for $110,000 on May 22, 1996. The intangible asset was recorded at its original cost basis to TTSE of $110,000 and the $167,811 difference between the purchase price of $277,811 and original cost basis was recognized as compensation expense to the officer during 1998. The intangible was being amortized using a formula which allocated the total cost to acquire the entire regional development area of $110,000 based on the estimated revenue from the sale of portions of the regional development area to the total estimated revenue from the sale of the entire development area. As of November 30, 1999, the Company had paid the $277,811 in notes issued by the Company. During the year ended November 30, 1999, the South Florida development area was sold for $75,000. Therefore, in 1999 the Company recognized $20,100 as amortization expense which reduced the intangible's book value to $89,900 at November 30, 1999. Because the Company had only sold the rights to one regional development area within the past three years, there is substantial doubt as to the realizable value of this intangible asset. The amount of impairment recognized by the Company at November 30, 2000 was $89,900, which was based upon the limited regional development area sales in prior years and the fact that there are no prospective sales as of the date of these financial statements.

NOTE 5      NOTES AND LOANS PAYABLE

The following schedule reflects the notes and loans payable at November 30, 2000:

Note payable to an individual, non-interest bearing, due on
demand, secured by 700,000 shares of restricted stock        $ 54,000



Note payable to a stockholder, 9% interest, principal and interest originally due according to payment schedule with last payment due on March 1, 1999, extended to September 1,
2000, secured by Southeast Regional Development Rights, in
default at November 30, 2000                                   39,547



Note payable to an individual, 8% interest, principal and interest due according to payment schedule with last payment due on
January 15, 2001, unsecured                                    14,253



Note payable to a company owned by an officer, non-interest
bearing, due on June 1, 2000, secured by building, in default as
of November 30, 2000                                            4,363



Note payable to an individual, non-interest bearing, due on May
7, 2000, in default as of November 30, 2000                     2,896



Loan from a stockholder, 9% interest, due on demand,
unsecured                                                      41,600
                                                              -------
                                                              156,659



Less current portion                                          156,659



Notes and loans payable, net of current portion             $       0

Accrued interest of $9,644 on the notes and loans payable has been included in accrued expenses at November 30, 2000.

NOTE 6      RELATED PARTIES

Certain notes payable are owed to officers and stockholders of the Company (See Note 5).

NOTE 7      COMMITMENTS AND CONTINGENCIES

(A) Co-Branding Agreement

In October 1999 the Company entered into a Co-Branding agreement with a coffee company whereby the coffee company will provide coffee to the Company's store in Warrensberg, Missouri for a 12-month period commencing in January 2000.

(C) Consulting Agreement

In September 2000 the Company entered into a continuous financial consulting agreement with a consultant whereby the Company will pay $2,000 a month and the consultant will handle all investor relation issues.




(C) Letter of Intent

In November 2000 the Company entered into a letter of intent with an unrelated corporation whereby the Company offered to purchase either the corporation's stock for $1,600,000 or its assets for $2,100,000. Along with the letter of intent, the Company issued a check for $50,000 as a deposit on the purchase price. The check cannot be cashed by the corporation unless they sign the letter of intent. The letter has not been signed as of the date of this report and by the letter's terms will remain open until September 2001.

(D) Operating Lease Agreement

The Company leases its corporate store and office space, inventory storage facility and one franchise site under long-term operating leases. The leases have remaining terms varying from the year 2001 through 2008. Future minimum lease payments for the operating leases are as follows at November 30, 2000:

2001      $     28,877
2002            24,223
2003             9,009
2004             9,189
2005             9,373
Thereafter      26,740
Total     $    107,411


Rent expense for the years ended November 30, 2000 and 1999 amounted to $42,845 and $66,500, respectively.

(E) Employment Agreements

Effective January 1, 1999, the Company entered into an employment agreement with a principal shareholder and former franchise developer. The agreement calls for the shareholder to become Chief Executive Officer (CEO) of Twistee Treat Corporation for five years at an annual salary of $90,000, $150,000, $150,000, $175,000 and $175,000, respectively. The agreement contains a severance clause for early termination of $250,000 and a death benefit of $25,000. As of November 30, 2000, the Company owed the CEO $68,596 in accrued salary which is included as a current liability on the balance sheet.

(F) Litigation, Claims, Assessments

In December 2000 the Company asserted claims against a company for wrongful use of its intellectual property rights in advertisements that appeared in several magazines. Communication between both parties is still ongoing and at the date of this report the outcome of this matter cannot be determined. During 2000, the Company was named as a defendant in another lawsuit filed by an individual in the amount of $10,000. In response, the Company filed a third party complaint against the individual for various fraudulent transactions.
The case is currently in the discovery stage and management believes that it will be successful in defending itself against the litigation.

An individual claims to be owed 750,000 shares of common stock for consulting services provided to the Company in early 2000. The Company disputes the amount of compensation owed for the services and has been negotiating with the individual to resolve the dispute and settle on a mutually agreeable compensation amount. The Company is confident that it will be able to come to a satisfactory settlement. As of the date of this report, no amount has been agreed upon.

The Company has various other lawsuits and claims asserted against it. The lawsuits and/or claims are not material to the Company and are reflected in accounts payable as of November 30, 2000.

NOTE 8      STOCKHOLDERS' EQUITY

(A) Common and Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $.0001 par value and 50,000,000 shares of common stock, $.0001 par value. The preferred stock will have such right and preferences as determined by the Board o f Directors.

In June 1997, the Company merged with Twistee Treat Corporation, a Delaware Corporation with the same name, in a tax-free transaction. The founding stockholders received 2.96 shares for each share of the old company they owned. The remaining shareholders exchanged their shares at a ratio of 1:1. The effect of the stock exchange has been presented retroactively in the accompanying statement of stockholders' equity.

In March 2000, the Company offered subscriptions pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended, of 8,000,000 shares of common stock to accredited investors. The purchase price is $0.125 per share. As of March 31, 2000, subscriptions for 8,000,000 shares totaling $1,000,000 were received at which time the offer was closed. As of November 30, 2000, the Company has received cash consideration of $825,000 for the common stock subscribed.

In June 2000, the Company issued 2,500,000 shares of common stock for cash proceeds of $50,000 and consulting services having a fair value of $262,500 to an Officer and Director of the Company. The fair value of the shares issued for consulting services was determined based upon the fair value of the shares at the issuance date.

During 2000, the Company issued 450,000 shares of common stock for services having a fair value of $52,500 to consultants. The fair value of the shares issued for consulting services was determined based upon the fair value of the shares at the agreement date.

During 2000, the Company issued 1,137,500 shares of common stock for cash of $114,124 and a subscription receivable of $50,000 to investors.

During 2000, the Company settled a lawsuit whereby the Company agreed to issue 270,000 shares of common stock valued at $23,625 to the litigants. Of the shares issued, 250,000 shares were issued and 20,000 shares will be issued in 2001.

(B) Warrants

At November 30, 2000, the Company had outstanding warrants to purchase 446,500 shares of the Company's common stock at an exercise price of $2.00 per share. These warrants were issued during the year ended November 30, 1999 together with common stock issuances. No value has been allocated to the warrants because they were not trading at the time of issuance. The warrants became exercisable at the grant date in June 1999 and expire in June 2001. As of November 30, 2000 no warrants have been exercised.

NOTE 9      INCOME TAXES

The Company has the following current and deferred income tax expense at November 30, 2000 and 1999:

                                 2000             1999
Current:
Federal:                      $      0          $     0
State                                0                0
Deferred:                            0                0
Federal and State                    0                0
Income tax expense (benefit)  $      0          $     0


The actual tax expense differs from the "expected" tax expense for the years ended November 30, 2000 and 1999 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income (loss) before taxes), as follows:

                                                        2000                1999

Computed "expected " tax expense (benefit)      $      (512,000)      $    (205,489)
Non 0 deductible stock based compensation               107,000                   0
Effect of net operating loss carryforward               405,000             205,489
                                                $             0       $           0

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at November 30, 2000 and 1999 are as follows:

TWISTEE TREAT CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2000 AND 1999

                                           2000            1999
Deferred tax assets:

Net operating loss carryforward      $      939,760       $    534,532

Stock based compensation                    134,710             27,710

Total gross deferred tax assets           1,074,470            562,242

Less valuation allowance                 (1,074,470)          (562,242)

Net deferred tax assets              $            0       $          0


The Company has net operating loss carry-forwards of approximately
$2,731,000 for income tax purposes available to offset future taxable income, expiring on various dates beginning in 2016 and 2017.

The net change in the valuation allowance during the year ended November 30, 2000 was an increase of $512,228.

NOTE 10      GOING CONCERN

As reflected in the accompanying financial statements, the Company's accumulated losses of $3,162,279 and working capital deficiency of $383,411, raise substantial doubt about its ability to continue as a going concern.
The Company has continuing losses during 2001. The ability of the Company to continue as a going concern is dependent on the Company's ability raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations.The Company has entered into various agreements with stock promoters in an effort to promote the Company's stock and raise additional equity. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.


TWISTEE TREAT CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2000 AND 1999


NOTE 11      SUBSEQUENT EVENTS

In December 2000, the Company entered into a consulting agreement with investment bankers whereby the bankers will advise the Company on corporate finance issues and the Company will issue 910,000 five-year term warrants to purchase 910,000 shares of common stock at an exercise price of $0.75 per share.

In February 2001, the Company entered into a marketing and production agreement for the production of a thirty-minute television show. The Company will pay a total of $50,000 and 950,000 warrants exercisable at $.075 per share for the show.
17


TWISTEE TREAT CORPORATION
BALANCE SHEET
AS OF NOVEMBER 30, 2000


See accompanying notes to financial statements.
6

TWISTEE TREAT CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999


TWISTEE TREAT CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999


TWISTEE TREAT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999

TWISTEE TREAT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999


TWISTEE TREAT CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2000 AND 1999



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

	We have had no change in, or disagreements with, our principal independent accountant during our last three fiscal years.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The information on directors of the registrant called for by this Item is incorporated by reference to the section entitled "Election of Directors and Management Information" in Twistee Treat's Proxy Statement for its 2001 annual shareholders meeting which will be filed with the United States Securities and Exchange Commission. The information on executive officers of the registrant called for by this Item is included herein in the section entitled "Executive Officers of the Registrant."

ITEM 11: EXECUTIVE COMPENSATION

The following sets forth the aggregate cash compensation and non-cash compensation which is to be paid by Twistee Treat during the ensuing 12 months for all officers. Mr. Tilton, Mr. Rapp and Mr. Hochrad have not received any cash compensation for their services as our executive officers.
Name of Individual or Identity of Group

Stephen Wells                 		Chief Executive Officer    $90,000

All officers as a group
(4 persons)                                                        $90,000

Compensation of Directors.

	We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments.

Employment Contracts.

	Mr. Wells' compensation is established under an employment agreement entered into between him and Twistee Treat. None of the other officers of Twistee Treat currently are paid any salary or other compensation. However, these other officers will commence receiving salaries when Company revenues increase to a sufficient level. On December 29, 1998, the Company entered into a five (5) year employment agreement with Stephen Wells pursuant to which Mr. Wells will serve as Twistee Treat's Chief Executive Officer and provide Twistee Treat with his business and professional services. In addition, Mr. Wells is entitled to fringe benefits customary for a chief executive officer including health and life insurance, participation in any profit-sharing, pension or other retirement plans of Twistee Treat and a company car. The agreement contains a two-year non-competition clause.

There are no agreements, plans or other arrangements between Twistee Treat or its subsidiaries and any of its officers which would provide payment in the event of resignation, retirement or termination of employment arising from a change-in-control of such entity or a change in an officer's responsibilities following any such change in control.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

	The following table sets forth the beneficial ownership of our outstanding common stock of: (i) each person or group known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our executive officers, (iii) each of our directors and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 19,519,950 shares of common stock outstanding, and options and warrants exercisable within 60 days, as of November 30, 2000.

Name                          Amount Of Common Stock    Percent Of Common Stock
Beneficially Owned(1)		Beneficially Owned

Stephen Wells, 			1,250,000			6.4%
President & Director
301 Clark Street
Warrensburg, Missouri  64093

Terry D. Rapp			1,835,800			9.4%
Vice-President, Treasurer
& Director

James Tilton			1,250,000			6.4%
Chief Financial Officer,
Secretary, and Director
8 West 38th Street, 9th Floor
NY, NY  10018

Howard Hochrad			  100,000			 .51%
Vice-President
2944 Evercharm Place E
Jacksonville, FL  32257
George Levin 			1,827,300			9.4%
100 Bay Colony Lane
Fort Lauderdale, FL  33308

All directors and		4,435,800		       22.72%
executive officers
as a group


(1)	Based upon 19,519,950 outstanding shares of common stock.

(2)	Twistee Treat had entered into an Agreement and First Amendment to the
Agreement (collectively, the "GC Agreement") with Gourmet's Choice Coffee Company, Inc. ("Gourmet"), both dated March 28, 2000, whereby Gourmet was to receive 20,000,000 shares of Twistee Treat's common stock and Twistee Treat was to receive 20,000,000 shares of Gourmet's common stock. The execution of the GC Agreement was contingent upon certain conditions that were not met. Therefore, the Board of Directors of Twistee Treat declined to approve the GC Agreement and sent a letter to Gourmet to that effect on June 9, 2000.




ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	On June 13, 2000, Stephen Wells, Twistee Treat's President and CEO, purchased 2,500,000 shares of common stock from Twistee Treat for $.02 per share for a total purchase price of $50,000. In November 2000, James Tilton purchased 1,250,000 shares of common stock from Steve Wells at $.02 per share for a total purchase price of $25,000. (See "Private Equity Transactions.")


PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
AND REPORTS ON FORM 8-K

(A)	Financial Statements and Schedule

	The financial statements and schedules filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedules at page F-1, which immediately precedes such documents.


FINANCIAL STATEMENTS










TWISTEE TREAT CORPORATION
FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2000









TWISTEE TREAT CORPORATION


CONTENTS


PAGE        1   INDEPENDENT AUDITORS' REPORT

PAGE        2   BALANCE SHEET AS OF NOVEMBER 30, 2000

PAGE        3   STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                NOVEMBER 30, 2000 AND 1999

PAGE        4   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999

PAGES   5 - 6   STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                NOVEMBER 30, 2000 AND 1999

PAGES  7 - 18   NOTES TO FINANCIAL STATEMENTS









INDEPENDENT AUDITORS' REPORT



To the Board of Directors of:
Twistee Treat Corporation

We have audited the accompanying balance sheet of Twistee Treat Corporation as of November 30, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended November 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twistee Treat Corporation as of November 30, 2000 and the results of its operations and its cash flows for the years ended November 30, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's recurring losses from operations and working capital deficiency of $383,411 raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
January 30, 2001


TWISTEE TREAT CORPORATION
BALANCE SHEET
AS OF NOVEMBER 30, 2000


ASSETS
CURRENT ASSETS
Notes receivable - trade                       $      7,500
Inventory                                            26,375
Total Current Assets                                 33,875

PROPERTY AND EQUIPMENT, NET                         228,008

OTHER ASSETS
Inventory - long term                               149,670
Other receivable                                     50,000
Funds advanced with letter of intent                 50,000
Deposits                                              1,150
Total Other Assets                                  250,820

TOTAL ASSETS                                 $      512,703

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash overdraft                               $        3,370
Accounts payable and accrued expenses               168,661
Compensation payable                                 68,596
Notes and loans payable - current                   156,659
Deferred revenue                                     20,000
Total Current Liabilities                           417,286

TOTAL LIABILITIES                                   417,286

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, 10,000,000
shares authorized,none issued and outstanding             -
Common stock, $.0001 par value, 50,000,000
shares authorized, 19,519,950 shares issued
and outstanding                                       1,952
Common stock to be issued, $.0001 par value,
70,000 shares                                             7
Additional paid in capital                        3,480,737
Accumulated deficit                              (3,162,279)
                                                    320,417
Less subscriptions receivable                      (225,000)
Total Stockholders' Equity                           95,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $      512,703


TWISTEE TREAT CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999



                                                   2000     1999

NET SALES                                    $  139,166  $ 176,081

COST OF SALES                                   190,442    117,255

GROSS PROFIT (LOSS)                             (51,276)    58,826

OPERATING EXPENSES

Payroll and contractual compensation            224,706    200,168
Depreciation and amortization expense            52,286     48,808
Consulting expense                              312,799          0
Legal and professional fees                     406,381    144,992
Other general administrative expenses           219,457    232,957
Loss on disposal of franchise stores             83,983          0
Loss on note receivable  franchisee              24,698          0
Loss on impairment of intangible asset           89,900          0
Total Operating Expenses                      1,414,210    626,925

LOSS FROM OPERATIONS                         (1,465,486)  (568,099)

OTHER INCOME (EXPENSE)

Gain on sale of franchise facility                    0        970
Miscellaneous income                              2,046        417
Interest income                                   7,190      3,083
Interest expense                                (22,831)   (30,751)
Loss on disposal of fixed assets                 (5,918)         0
Loss on lawsuit settlement                      (23,625)         0
Total Other (Expense)                           (43,138)   (26,281)

Loss Before Extraordinary Item               (1,508,624)  (594,380)

EXTRAORDINARY ITEM
Gain (loss) on early extinguishment of debt, net      0    (10,000)

NET LOSS                                   $ (1,508,624) $(604,380)

Net loss per common share and equivalents
- basic and diluted                        $      (0.11) $   (0.09)

Weighted average number of shares outstanding
during period - basic and diluted            13,572,690  6,811,154


TWISTEE TREAT CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999

                                            COMMON STOCK               COMMON STOCK TO BE ISSUED
                                      SHARES           AMOUNT           SHARES            AMOUNT

Balance, November 30, 1998            6,318,950       $      632                0     $      0

Stock issued for cash, net              451,000               45          212,500           21

Net loss for the year ended
  November 30, 1999                           0                0                0            0

Balance, November 30, 1999            6,769,950              677          212,500           21

Stock issued for services               450,000               45                0            0

Stock issued for shell                  200,000               20           50,000            5

Stock issued for cash in a
  504 offering                        8,000,000              800                0            0

Stock issued for cash, net            1,350,000              135         (212,500)         (21)

Stock issued to officer for
  services and cash                   2,500,000              250                0            0

Stock issued in lawsuit settlement      250,000               25           20,000            2

Net loss for the year ended
November 31, 2000                             0                0                0            0

BALANCE, NOVEMBER 30, 2000           19,519,950       $    1,952           70,000    $       7



TWISTEE TREAT CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999

                                          ADDITIONAL PAID-IN    ACCUMULATED        SUBSCRIPTIONS
                                               CAPITAL          DEFICIT             RECEIVABLE              TOTAL

Balance, November 30, 1998             $      1,363,815       $   (1,049,275)      $         0         $    315,172

Stock issued for cash, net                      565,434                    0                 0              565,500

Net loss for the year ended
  November 30, 1999                                   0             (604,380)                0             (604,380)

Balance, November 30, 1999                    1,929,249           (1,653,655)                0              276,292

Stock issued for services                        52,455                    0                 0               52,500

Stock issued for shell                              (25)                   0                 0                    0

Stock issued for cash in a
  504 offering                                  999,200                    0          (175,000)             825,000

Stock issued for cash, net                      164,010                    0           (50,000)             114,124

Stock issued to officer for
  services and cash                             312,250                    0                 0              312,500

Stock issued in lawsuit settlement               23,598                    0                 0               23,625

Net loss for the year ended
November 31, 2000                                     0           (1,508,624)                0           (1,508,624)

BALANCE, NOVEMBER 30, 2000             $      3,480,737       $   (3,162,279)      $  (225,000)        $     95,417



TWISTEE TREAT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999



                                                     2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                 $      (1,508,624)      $      (604,380)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Organization cost written off                            0                 9,000
Depreciation and amortization                       52,286                48,808
Amortization of intangible assets                        0                 3,349
Allowance for doubtful accounts                     67,615                     0
Issuance of common stock for services              315,000                     0
Loss on disposal of franchise stores                83,983                     0
Loss on impairment of intangible asset              89,900                     0
Loss on disposal of fixed assets                     5,918                     0
Loss on lawsuit                                     23,625                     0
Loss on note receivable                             24,698                     0
Gain on sale of franchise facility                       0                  (970)
Changes in assets and liabilities
(Increase) decrease in:
Notes receivable - trade                                 0              (110,000)
Advances                                                 0               (10,000)
Inventory                                          (59,395)              (11,400)
Increase (decrease) in:
Accounts payable and accrued expenses               89,461                86,653
Deferred revenue                                   (16,018)              105,500
Net Cash Used In Operating Activities             (831,551)             (483,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits                                                 0                  (100)
Funds advanced with letter of intent               (50,000)                    0
Purchase of property and equipment                 (40,214)              (98,334)
Increase in notes receivable other                       0                (3,170)
Cash paid on notes receivable other                 (2,139)                2,500
Net Cash Used In Investing Activities              (92,353)              (99,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft                                       3,370                     0
Increase (decrease) in notes payable              (153,004)               54,481
Proceeds from stock sale                           989,124               565,500
Payment of capital lease obligations                  (507)               (2,163)
Net Cash Provided By Financing Activities          838,983               617,818

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (84,921)               35,274

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR       84,921                49,647

CASH AND CASH EQUIVALENTS - END OF YEAR        $         0          $     84,921

Cash paid during the year for:
Interest                                       $    22,831          $          0
Income taxes                                   $         0          $          0



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2000, the Company returned a vehicle and canceled the related capital lease payable of $31,231.

During 2000, the Company received $10,000 worth of equipment in exchange for an advance receivable.

During 2000, the Company terminated a franchise agreement and canceled the related note receivable of $98,170. In connection therewith, the Company also wrote off the corresponding deferred revenue of $50,692 and recorded the value of the reacquired store on the books at $22,781.

During 2000, the Company wrote down two franchise related notes receivable from $62,500 and $94,500 to $17,096 and $46,381, respectively, with a total charge to the corresponding deferred revenue account of $93,523. An allowance for doubtful accounts was then recorded on the remaining note balances.

During 1999, the Company purchased a vehicle financed by a loan in the amount of $32,091.

During 1999, the Company sold two franchise facilities for notes receivable totaling $151,500 and recorded the major part of the gain as deferred revenue.

During 1999, the Company recorded $40,000 of deferred franchise revenue in exchange for two trade notes receivable.

During 1999, the Company recorded deferred revenue and a trade note receivable in the amount of $62,500 arising from the sale of a regional development area to an individual. In connection with this transaction, the Company amortized $42,333 of the total cost to acquire the regional development area which was offset against the deferred revenue.



NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Description of Business

Twistee Treat Corporation ("the Company") was originally incorporated under the laws of Missouri in 1995. The Company merged with Twistee Treat Corporation, a Delaware Corporation, in June 1997 with the same name in a tax-free transaction (see Note 8 (A)).

The Company operates and franchises soft-serve ice cream, non-fat soft-serve yogurt, non-dairy soft-serve desserts and an assortment of other foods and beverages in distinctive freestanding Twistee Treat cone-shaped buildings designed for both "drive-thru" and walk-up service. In addition to the freestanding building, the Company offers specialty kiosk units designed to be located in stores, malls, food courts, business facilities, colleges and mobile trailer units (concession units) designed for short-term events such as fairs, carnivals and sporting events. As of November 30, 2000, the Company had one active franchise, two inactive franchises, one new franchise that is not yet operating, and one company-owned store.

(B) Acquisition

Effective April 6, 2000, the Company acquired all the outstanding shares of common stock of Perfection Plus, Inc., (PPI) an inactive reporting shell with no assets or liabilities, from the stockholders thereof in an exchange for an aggregate of 250,000 shares of the Company's common stock and paid $120,000 of consulting expenses in connection with the acquisition. Pursuant to Rule 12-g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company elected to become the successor issuer to PPI for reporting purposes under the Securities Exchange Act of 1934. For financial reporting purposes, the acquisition was treated as a recapitalization of the Company with the par value of the common stock charged to additional-paid-in capital.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.




(D) Cash and Cash Equivalents

For purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Inventories

Inventories primarily consist of Twistee Treat cone-shaped buildings, equipment, and restaurant supplies. Inventories are stated at the lower of cost or market value, as determined using the first in, first out method. Inventory of cone-shaped buildings, which are not expected to be sold in one year, is classified as long-term.

(F) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of the assets from 5 to 10 years.

(G) Revenue Recognition and Deferred Revenue

In connection with its franchising operations, the Company sells franchise facilities on a turnkey basis, receiving income from initial franchise fees, development fees, royalties and product sales. Revenue from the sale of franchise equipment and leasehold improvements is recognized when delivery takes place and adequate consideration is received. In 2000, two buildings and one franchise were sold. The monies received from the sale of the buildings were included in revenue and amounted to $51,451. The initial franchise fee of $20,000 was included in deferred revenue in 2000. In 1999, two franchise equipment and leasehold improvement installations were sold.
The major portion of the gain of approximately $59,000 was deferred in 1999 because of the lack of adequate consideration being received and is included in deferred revenue. At November 30, 2000, the deferred revenues that were recorded in 1999 were written off against the related receivables because their collectability was in doubt. Initial franchise fees are recognized as income when substantially all services and conditions relating to the sale of the franchise have been performed and adequate consideration has been received. Development fees are non-refundable and recognized when received, and the development agreements call for additional franchise fees as franchises are sold in the development regions. These fees are recognized as income on the same basis as franchise fees. As of November 30, 2000 and 1999, the Company had deferred revenues originating from franchise and development fees of approximately $20,000 and $120,500, respectively. Royalties, which are based upon a percentage of each franchise's gross sales, are recognized as income when the fees are earned and become receivable and collectable. As of November 30, 2000, the Company had not collected any royalty fees due under the franchise agreements. Revenue from the sales of products to the franchisees is recognized when the merchandise is shipped.

The Company also earned revenue from the sale of merchandise through one store that it owned and operated during the years ended November 30, 2000 and 1999.

(H) Advertising Costs

In accordance with the American Institute of Certified Public Accountants' Statement of Position No. 93-7, the Company expenses advertising costs as incurred. During 2000 and 1999, the Company expensed $8,149 and $5,482, respectively.

(I) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets or liabilities are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(J) Earnings per Share Data

Basic and diluted net loss per common share for the years ended November 30, 2000 and 1999 is computed based on the weighted average common shares and dilutive common stock equivalents outstanding during the year as defined by statement of Financial Accounting Standards No. 128 "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized since the effect was antidilutive.

(K) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amount of the Company's financial instruments, including accounts receivable, accounts payable, accrued liabilities, capital lease obligations and notes payable, approximates fair value due to the relatively short period to maturity for these instruments.

(L) Recent Account Pronouncements

The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. Statement No. 133, as amended, is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The Company believes that adoption of this pronouncement will not have a material effect on the Company's financial position or results of operations.

(M) Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information." In both 2000 and 1999, the Company operated in one segment. Therefore, segment disclosure has not been presented.

NOTE 2      NOTES RECEIVABLE

(A) Notes Receivable - Trade

The following schedule reflects the notes receivable - trade as of November 30, 2000:

Note receivable in the original amount of $62,500 from an individual arising from the sale of a regional development area, non-interest bearing, due on November 30, 2000. Since no payment was made through the date of these financial statements and no extension has been granted, the portion of the note attributable to deferred revenue of $45,404 has been reversed and an allowance of $17,096 has been recorded against the remaining unpaid balance of $17,096.

$    0


Note receivable, non-interest bearing, balance due for cone buildings purchased by a regional developer

7,500


Notes receivable - trade

$7,500



(B) Note Receivable - Other

The following schedule reflects the note receivable - other as of November 30, 2000:

Note receivable in the original amount of $96,500 from an individual for the purchase of a franchise store (together with initial franchise fee of $20,000), payment of $2,500 originally due on November 6, 1999, extended to June 1, 2000, (of which $2,000 was received on September 14, 2000) monthly payments of $705 at 9% interest originally due from September 1999 through February 2000, extended to June 2000 through November 2000, monthly payments of $1,180 at 8% interest originally due from March through November 2000, extended to December 2000 through August 2001, renegotiation of finance terms thereafter, but not exceeding 12% interest and 8 years remaining term. Since no payments (other than the $2,000 indicated above) were made to the Company through the date of these financial statements, the portion of the note attributable to deferred revenue of $48,119 has been reversed and an allowance in the amount of $46,381 has been recorded against the remaining unpaid balance of $46,381.

$    0

Note receivable - other

$    0


NOTE 3      PROPERTY AND EQUIPMENT

Property and equipment at November 30, 2000 and 1999 consisted of the following:


                                          2000            1999

Furniture and fixtures             $      17,154       $     12,644
Equipment                                114,321             92,569
Restaurant equipment                      19,112             19,112
Molds                                    215,000            215,000
Vehicles                                       0             38,430
Leasehold improvements                    26,857              2,904
Franchise store reacquired                22,781                  0
Construction-In-Process stores                 0             83,983
Less accumulated depreciation           (187,217)          (136,211)
                                   $     228,008       $    328,431


Depreciation expense for the years ended November 30, 2000 and 1999 was $52,286 and $48,808, respectively.

During 2000, the Construction-In-Process stores were closed. The stores served as a test site for the Company to develop products and the process of opening and operating franchise stores. The cost of the Construction-In-Process stores was $83,983, with the majority of the cost attributable to labor to refurbish several non-Company owned buildings. Since Construction-In-Process locations were closed during 2000, and there was no remaining value attributable to them, the Company recognized a loss on disposal of $83,983.

NOTE 4      INTANGIBLE ASSET

On May 22, 1998, the Company entered into a purchase agreement with a principal stockholder/president of the Company and another officer of the Company who were the owners of Twistee Treat Southeast, Inc. ("TTSE") to acquire all the rights, title and interest to TTSE franchise regional developer rights and franchise agreements (the "intangible") within the territory being purchased. The intangible was originally acquired by TTSE for $110,000 on May 22, 1996. The intangible asset was recorded at its original cost basis to TTSE of $110,000 and the $167,811 difference between the purchase price of $277,811 and original cost basis was recognized as compensation expense to the officer during 1998. The intangible was being amortized using a formula which allocated the total cost to acquire the entire regional development area of $110,000 based on the estimated revenue from the sale of portions of the regional development area to the total estimated revenue from the sale of the entire development area. As of November 30, 1999, the Company had paid the $277,811 in notes issued by the Company. During the year ended November 30, 1999, the South Florida development area was sold for $75,000. Therefore, in 1999 the Company recognized $20,100 as amortization expense which reduced the intangible's book value to $89,900 at November 30, 1999. Because the Company had only sold the rights to one regional development area within the past three years, there is substantial doubt as to the realizable value of this intangible asset. The amount of impairment recognized by the Company at November 30, 2000 was $89,900, which was based upon the limited regional development area sales in prior years and the fact that there are no prospective sales as of the date of these financial statements.

NOTE 5      NOTES AND LOANS PAYABLE

The following schedule reflects the notes and loans payable at November 30, 2000:

Note payable to an individual, non-interest bearing, due on
demand, secured by 700,000 shares of restricted stock        $ 54,000



Note payable to a stockholder, 9% interest, principal and interest originally due according to payment schedule with last payment due on March 1, 1999, extended to September 1,
2000, secured by Southeast Regional Development Rights, in
default at November 30, 2000                                   39,547



Note payable to an individual, 8% interest, principal and interest due according to payment schedule with last payment due on
January 15, 2001, unsecured                                    14,253



Note payable to a company owned by an officer, non-interest
bearing, due on June 1, 2000, secured by building, in default as
of November 30, 2000                                            4,363



Note payable to an individual, non-interest bearing, due on May
7, 2000, in default as of November 30, 2000                     2,896



Loan from a stockholder, 9% interest, due on demand,
unsecured                                                      41,600
                                                              -------
                                                              156,659



Less current portion                                          156,659



Notes and loans payable, net of current portion             $       0

Accrued interest of $9,644 on the notes and loans payable has been included in accrued expenses at November 30, 2000.

NOTE 6      RELATED PARTIES

Certain notes payable are owed to officers and stockholders of the Company (See Note 5).

NOTE 7      COMMITMENTS AND CONTINGENCIES

(A) Co-Branding Agreement

In October 1999 the Company entered into a Co-Branding agreement with a coffee company whereby the coffee company will provide coffee to the Company's store in Warrensberg, Missouri for a 12-month period commencing in January 2000.

(C) Consulting Agreement

In September 2000 the Company entered into a continuous financial consulting agreement with a consultant whereby the Company will pay $2,000 a month and the consultant will handle all investor relation issues.




(C) Letter of Intent

In November 2000 the Company entered into a letter of intent with an unrelated corporation whereby the Company offered to purchase either the corporation's stock for $1,600,000 or its assets for $2,100,000. Along with the letter of intent, the Company issued a check for $50,000 as a deposit on the purchase price. The check cannot be cashed by the corporation unless they sign the letter of intent. The letter has not been signed as of the date of this report and by the letter's terms will remain open until September 2001.

(D) Operating Lease Agreement

The Company leases its corporate store and office space, inventory storage facility and one franchise site under long-term operating leases. The leases have remaining terms varying from the year 2001 through 2008. Future minimum lease payments for the operating leases are as follows at November 30, 2000:

2001      $     28,877
2002            24,223
2003             9,009
2004             9,189
2005             9,373
Thereafter      26,740
Total     $    107,411


Rent expense for the years ended November 30, 2000 and 1999 amounted to $42,845 and $66,500, respectively.

(E) Employment Agreements

Effective January 1, 1999, the Company entered into an employment agreement with a principal shareholder and former franchise developer. The agreement calls for the shareholder to become Chief Executive Officer (CEO) of Twistee Treat Corporation for five years at an annual salary of $90,000, $150,000, $150,000, $175,000 and $175,000, respectively. The agreement contains a severance clause for early termination of $250,000 and a death benefit of $25,000. As of November 30, 2000, the Company owed the CEO $68,596 in accrued salary which is included as a current liability on the balance sheet.

(F) Litigation, Claims, Assessments

In December 2000 the Company asserted claims against a company for wrongful use of its intellectual property rights in advertisements that appeared in several magazines. Communication between both parties is still ongoing and at the date of this report the outcome of this matter cannot be determined. During 2000, the Company was named as a defendant in another lawsuit filed by an individual in the amount of $10,000. In response, the Company filed a third party complaint against the individual for various fraudulent transactions.
The case is currently in the discovery stage and management believes that it will be successful in defending itself against the litigation.

An individual claims to be owed 750,000 shares of common stock for consulting services provided to the Company in early 2000. The Company disputes the amount of compensation owed for the services and has been negotiating with the individual to resolve the dispute and settle on a mutually agreeable compensation amount. The Company is confident that it will be able to come to a satisfactory settlement. As of the date of this report, no amount has been agreed upon.

The Company has various other lawsuits and claims asserted against it. The lawsuits and/or claims are not material to the Company and are reflected in accounts payable as of November 30, 2000.

NOTE 8      STOCKHOLDERS' EQUITY

(A) Common and Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $.0001 par value and 50,000,000 shares of common stock, $.0001 par value. The preferred stock will have such right and preferences as determined by the Board o f Directors.

In June 1997, the Company merged with Twistee Treat Corporation, a Delaware Corporation with the same name, in a tax-free transaction. The founding stockholders received 2.96 shares for each share of the old company they owned. The remaining shareholders exchanged their shares at a ratio of 1:1. The effect of the stock exchange has been presented retroactively in the accompanying statement of stockholders' equity.

In March 2000, the Company offered subscriptions pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended, of 8,000,000 shares of common stock to accredited investors. The purchase price is $0.125 per share. As of March 31, 2000, subscriptions for 8,000,000 shares totaling $1,000,000 were received at which time the offer was closed. As of November 30, 2000, the Company has received cash consideration of $825,000 for the common stock subscribed.

In June 2000, the Company issued 2,500,000 shares of common stock for cash proceeds of $50,000 and consulting services having a fair value of $262,500 to an Officer and Director of the Company. The fair value of the shares issued for consulting services was determined based upon the fair value of the shares at the issuance date.

During 2000, the Company issued 450,000 shares of common stock for services having a fair value of $52,500 to consultants. The fair value of the shares issued for consulting services was determined based upon the fair value of the shares at the agreement date.

During 2000, the Company issued 1,137,500 shares of common stock for cash of $114,124 and a subscription receivable of $50,000 to investors.

During 2000, the Company settled a lawsuit whereby the Company agreed to issue 270,000 shares of common stock valued at $23,625 to the litigants. Of the shares issued, 250,000 shares were issued and 20,000 shares will be issued in 2001.

(B) Warrants

At November 30, 2000, the Company had outstanding warrants to purchase 446,500 shares of the Company's common stock at an exercise price of $2.00 per share. These warrants were issued during the year ended November 30, 1999 together with common stock issuances. No value has been allocated to the warrants because they were not trading at the time of issuance. The warrants became exercisable at the grant date in June 1999 and expire in June 2001. As of November 30, 2000 no warrants have been exercised.

NOTE 9      INCOME TAXES

The Company has the following current and deferred income tax expense at November 30, 2000 and 1999:

                                 2000             1999
Current:
Federal:                      $      0          $     0
State                                0                0
Deferred:                            0                0
Federal and State                    0                0
Income tax expense (benefit)  $      0          $     0


The actual tax expense differs from the "expected" tax expense for the years ended November 30, 2000 and 1999 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income (loss) before taxes), as follows:

                                                        2000                1999

Computed "expected " tax expense (benefit)      $      (512,000)      $    (205,489)
Non 0 deductible stock based compensation               107,000                   0
Effect of net operating loss carryforward               405,000             205,489
                                                $             0       $           0

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at November 30, 2000 and 1999 are as follows:

TWISTEE TREAT CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2000 AND 1999

                                           2000            1999
Deferred tax assets:

Net operating loss carryforward      $      939,760       $    534,532

Stock based compensation                    134,710             27,710

Total gross deferred tax assets           1,074,470            562,242

Less valuation allowance                 (1,074,470)          (562,242)

Net deferred tax assets              $            0       $          0


The Company has net operating loss carry-forwards of approximately
$2,731,000 for income tax purposes available to offset future taxable income, expiring on various dates beginning in 2016 and 2017.

The net change in the valuation allowance during the year ended November 30, 2000 was an increase of $512,228.

NOTE 10      GOING CONCERN

As reflected in the accompanying financial statements, the Company's accumulated losses of $3,162,279 and working capital deficiency of $383,411, raise substantial doubt about its ability to continue as a going concern.
The Company has continuing losses during 2001. The ability of the Company to continue as a going concern is dependent on the Company's ability raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations.The Company has entered into various agreements with stock promoters in an effort to promote the Company's stock and raise additional equity. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.


TWISTEE TREAT CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2000 AND 1999


NOTE 11      SUBSEQUENT EVENTS

In December 2000, the Company entered into a consulting agreement with investment bankers whereby the bankers will advise the Company on corporate finance issues and the Company will issue 910,000 five-year term warrants to purchase 910,000 shares of common stock at an exercise price of $0.75 per share.

In February 2001, the Company entered into a marketing and production agreement for the production of a thirty-minute television show. The Company will pay a total of $50,000 and 950,000 warrants exercisable at $.075 per share for the show.
17


TWISTEE TREAT CORPORATION
BALANCE SHEET
AS OF NOVEMBER 30, 2000


See accompanying notes to financial statements.
6

TWISTEE TREAT CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999


TWISTEE TREAT CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999


TWISTEE TREAT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999

TWISTEE TREAT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999


TWISTEE TREAT CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2000 AND 1999




SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Twistee Treat Corporation
----------------------------------
  (Registrant)

  By: /s/ Stephen Wells, President
  ----------------------------------
  (Signature and Title)

 March 14, 2001
  ----------------------------------
  Date