Form 10QSB
period 2001-02-28
TWISTEE TREAT CORP/NV
filed 2001-04-23
CIK 1105713

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 2001


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number:  294339
------------------------------------------------------------------

                      TWISTEE TREAT CORPORATION
                 (Name of registrant in its charter)


        Delaware
       43-1796315
(State of incorporation)                         (I. R. S. Employer
                                                Identification No.)


                    228 West 4th Street, Suite 227
                     Kansas City, Missouri  64105
                            (816) 842-1116

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

Yes  [X]      No  [ ]

As of February 28, 2001, there were 19,519,950 shares of the issuer's Common Stock issued and outstanding.

                                TABLE OF CONTENTS

                                     PART 1


                                                                          Page

ITEM 1.  FINANCIAL STATEMENTS.............................................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........4-7

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS................................................7

ITEM 2.  CHANGES OF SECURITIES............................................7

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................. 7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............7

ITEM 5.  OTHER ...........................................................8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................8

         SIGNATURES.......................................................8


PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         The registrant represents that the Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Twistee Treat Corporation, as of February 28, 2001, and the results of its operations and its cash flows for the three months then ended.




                        TWISTEE TREAT CORPORATION
                          FINANCIAL STATEMENTS
                         AS OF FEBRUARY 28, 2001



TWISTEE TREAT CORPORATION



PAGE    F-1       INDEPENDENT ACCOUNTANTS' REPORT

PAGE    F-2       BALANCE SHEETS AS OF FEBRUARY 28, 2001 (UNAUDITED) AND
                  NOVEMBER 30, 2000

PAGE    F-3       STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                  FEBRUARY 28, 2001 AND FEBRUARY 29, 2000 (UNAUDITED)

PAGE    F-4       STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                  FEBRUARY 28, 2001 AND FEBRUARY 29, 2000 (UNAUDITED)

PAGES   F-5 - 6   NOTES TO FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors of:
Twistee Treat Corporation


We have reviewed the accompanying balance sheet as of February 28, 2001 and the related statements of operations and cash flows of Twistee Treat Corporation and Subsidiary for the three-months ended February 28, 2001 and February 29, 2000. These financial statements are the responsibility of the Company's management.

We conduct our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's working capital deficiency of $461,861 and net loss from operations of $150,848 raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.

                         TWISTEE TREAT CORPORATION
                              BALANCE SHEETS


Boca Raton, FL
April 18, 2001

ASSETS
                                       February 28, 2001    November 30, 2000
CURRENT ASSETS
Notes receivable - trade                $       3,750      $       7,500
Inventory                                      29,417             26,375
                                              -------            -------
Total Current Assets                           33,167             33,875
                                              -------            -------
PROPERTY AND EQUIPMENT, NET                   214,936            228,008
                                              -------            -------
OTHER ASSETS
Inventory - long term                         149,670            149,670
Funds advanced with letter of intent           50,000             50,000
Other receivable                               50,000             50,000
Deposits                                        1,150              1,150
                                              -------            -------
Total Other Assets                            250,820            250,820
                                              -------            -------
TOTAL ASSETS                            $     498,923      $     512,703
                                              =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash overdraft                          $      38,270      $       3,370
Accounts payable and accrued expenses         178,751            168,661
Notes and loans payable - current             175,909            156,659
Compensation payable                           82,097             68,596
Deferred revenue                               20,000             20,000
                                              -------            -------
Total Current Liabilities                     495,028            417,286
                                              -------            -------
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value,
10,000,000 shares authorized,
none issued and outstanding                         0                  0

Common stock, $.0001 par value,
50,000,000 shares authorized,
19,539,950 and 19,519,950 shares
issued and outstanding,
respectively                                    1,954              1,952

Common stock to be issued,
$.0001 par value,
183,250 shares and 70,000,
respectively                                       18                  7
Additional paid in capital                  3,490,052          3,480,737
Accumulated deficit                        (3,313,129)        (3,162,279)
                                            ---------          ---------
                                              178,895            320,417
Less subscriptions receivable                (175,000)          (225,000)
                                            ---------          ---------
Total Stockholders' Equity                      3,895             95,417
                                            ---------          ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $     498,923      $     512,703
                                            =========          =========

See accompanying notes to financial statements.

                         TWISTEE TREAT CORPORATION
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                           For the Three        For the Three
                                            Months Ended         Months Ended
                                             February 28,         February 29,
                                                2001                 2000


NET SALES                                  $       6,831      $      25,341

COST OF SALES                                      8,445              9,177
                                                --------           --------
GROSS PROFIT (LOSS)                               (1,614)            16,164
                                                --------           --------
OPERATING EXPENSES
Payroll and contractual compensation              58,487             41,516
Depreciation and amortization expense             13,072             18,069
Consulting expense                                17,828                  0
Legal and professional fees                        3,650              3,600
Other general administrative expenses             56,321             41,985
                                                --------           --------
Total Operating Expenses                         149,358            105,170
                                                --------           --------
LOSS FROM OPERATIONS                            (150,972)           (89,006)
                                                --------           --------
OTHER INCOME (EXPENSE)
Miscellaneous income                                   0                794
Interest income                                      124                476
Interest expense                                       0             (7,350)
                                                --------           --------
Total Other (Expense)                                124             (6,080)
                                                --------           --------

NET LOSS                                   $    (150,848)     $     (95,086)
                                                ========           ========
Net loss per common share and equivalents
- basic and diluted                        $        (.01)     $        (.01)
                                                ========           ========
Weighted average number of shares
outstanding during period - basic and
diluted                                       19,531,186          6,883,137
                                              ==========          =========



See accompanying notes to financial statements.

                         TWISTEE TREAT CORPORATION
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                           For the Three        For the Three
                                            Months Ended         Months Ended
                                             February 28,         February 29,
                                                2001                 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $       (150,848)     $       (95,086)
Adjustments to reconcile net loss to
net cash provided by (used in)
operating activities:
Depreciation and amortization                     13,072                    0
Stock issued for consulting services               9,328                    0
Changes in assets and liabilities
(Increase) decrease in:
Notes receivable - trade                           3,750                    0
Inventory                                         (3,042)                   0
Increase (decrease) in:
Accounts payable and accrued expenses             23,590              (19,911)
                                                --------              -------
Net Cash Used In Operating Activities           (104,150)            (114,997)
                                                --------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                     0              (17,636)
                                                --------              -------
Net Cash Used In Investing Activities                  0              (17,636)
                                                --------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft                                    34,900                    0
Increase (decrease) in notes payable              19,250               (5,500)
Proceeds from stock sale                          50,000               67,500
                                                --------              -------
Net Cash Provided By Financing Activities        104,150               62,000
                                                --------              -------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                       0              (70,633)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD        0               84,921

CASH AND CASH EQUIVALENTS - END OF PERIOD      $       0        $      14,288
                                                ========              =======
Cash paid during the year for:
  Interest                                     $       0        $       6,600
                                                ========              =======

See accompanying notes to financial statements.

                         TWISTEE TREAT CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                          AS OF FEBRUARY 28, 2001



NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes for the year ended November 30, 2000 included in the Company's Form 10-KSB filed March 15, 2001.

NOTE 2  INVENTORIES

Inventories consist of ice cream machines and cone-shaped buildings. Inventories are stated at the lower of cost or market value, as determined using the first in, first out method.

NOTE 3  STOCK ISSUANCES

In December 2000, the Company entered into a one-year consulting agreement with an individual, whereby the consultant will provide financial advisory services in exchange for 533,000 shares of restricted common stock which was to be issued in equal monthly installments over the term of the agreement. As of February 28, 2001 the Company has recorded expenses totaling $9,328 and common stock to be issued of 133,250 shares related to this agreement (See
Note 6).

In January 2001, the Company issued 20,000 shares of common stock in final settlement of a prior year's lawsuit. These shares were included in common stock to be issued as of November 30, 2000.

As of April 18, 2001, the Company has not issued 50,000 shares of common stock to be issued in relation to the Perfection Plus, Inc. ("PPI") acquisition in 2000.

NOTE 4  GOING CONCERN

As reflected in the accompanying financial statements and at February 28, 2001, the Company has a working capital deficiency of $461,861 and a net loss from operations of $150,848. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a gong concern.
The Company anticipates issuing additional debt and equity securities and reducing operating overhead. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 5  LETTER OF INTENT

In November 2000 the Company entered into a letter of intent with an unrelated corporation whereby the Company offered to purchase either the corporation's stock for $1,600,000 or its assets for $2,100,000. Along with the letter of intent, the Company issued a check for $50,000 as a deposit on the purchase price. The check cannot be cashed by the corporation unless they sign the letter of intent. The letter has not been signed as of the date of the financial statements and by the letter's terms will remain open until September 2001.

NOTE 6  SUBSEQUENT EVENTS

In April 2001, the Company issued the 533,000 shares of restricted common stock to the consultant (See Note 3). The Company will record as a contra to the stockholders' equity account the deferred portion of this agreement and recognize the expense in equal monthly amounts over its term.



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

General Overview

         Twistee Treat Corporation ("we" or, the "Company"), was incorporated in Missouri on April 27, 1995 and re-domiciled in Delaware in June 1997. We operate and franchise soft-serve ice cream desserts and an assortment of other foods and beverages in its proprietary cone-shaped buildings and kiosks. Incorporated under the laws of Missouri in 1997, the Company re-domiciled by merger into a Delaware corporation in June of 1999 with the name Twistee Treat Corporation. On April 6, 2000, the Company purchased a publicly reporting corporation, Perfection Plus, Inc., a Nevada corporation, as described more fully in its Form 8-K filed with the Securities and Exchange Commission on April 8, 2000, as subsequently amended.

         Twistee Treat offers specialty ice cream and food products through company owned stores, franchised stores, in-line stores, kiosk units, mobile concession trailers and "Express Grills." We are designed to be a high profile, soft-serve ice cream retail merchant.

         In 1998, Stephen Wells, formerly the President of the Company's largest franchisee (Twistee Treat of the Southeast, Inc.), became the President and Chief Executive Officer of the Company. Mr. Wells continued the testing program, begun in 1999, of the Company's "Express Grill" unit, a full-service restaurant loosely based on the design of the Brazier units operating by "Dairy Queen." Management still believes that the "Express Grill" unit will help the Company expand its business, offering a broader menu and inside seating capability. A more detailed description of the Company's history may be found in the Company's latest annual report (10-KSB), which was filed on March 15, 2001, and is accessible on the Internet at: www.edgar-online.com.

RESULTS OF OPERATIONS

Net Sales.

The net sales made by the Company are derived from two separate sources, namely the sale of ice cream products at retail and to franchisees of the Company, as well as from the sale of licensing, regional development and franchise rights to third parties desiring to own and operate individual Company franchises or the ability to develop regional franchise areas.
For the three months ended February 28, 2001, the Company's Net Sales were $6,831, compared to $25,341 for the same period ended February 29, 2000. The decrease in net sales for the most recent three month is attributable to a lack of financial resources to market the Company's products and promote the Company's franchise program. Out of the $6,031 in total net sales recorded for the period ended February 28, 2001, 100% was earned from the sale of ice cream products and other products to retail customers and franchisees for sale at franchised locations and through international licensing agreement for Canada.

Cost of Sales.

The Company experienced a slight decrease in the cost of sales for the three months ended February 28, 2001, which was $8,445 as compared to the cost of sales for the same period ended February 29, 2000, which equaled $9,177. Management attributes the relatively small decrease in cost of sales for the three months ended February 28, 2001, to a decrease in sales.

Gross Loss.

The Company generated a loss of ($1,614) for the three months ended February 28, 2001, down from $16,164 (or 109%) from the same period ended February 29, 2000. As a percentage of net sales, the gross loss for the three month period ended February 28, 2001, was approximately 23%.

Operating Expenses.

Operating expenses for the three month period ended February 28, 2001, equaled $149,358, an increase of approximately 42% compared to the same period ended February 29, 2000. The increase in operating expenses is primarily due to professional fees incurred in maintaining the Company's reporting status. The total of the professional fees with such matters resulted in increases of 496%. In addition to professional fees the Company has experienced other cost maintaining its status as a reporting Company. Payroll and other compensation equaled $58,487 for the three months ended February 28, 2001, compared to $41,516 for the same period ended February 29, 2000. Depreciation and amortization expenses which equaled $13,072 for the three months ended February 28, 2001, compared to $18,069 for the same three month ended 2000. Other general and administrative expenses incurred by the Company for the three month period ended February 28, 2001, equaled $56,321, and included payments for interest, wages, rent and other normal expenses for the day to day operations of the business. These amounts represented increases of approximately 34% over the prior period. As a result of its operating expenses, the Company experienced a total loss from operations of ($150,972) ended February 28, 2001, compared to($89,006) (or, 69%), for the same period ended 2000. The largest single factor attributable to the increase in loss from operations is the increase in professional fees described above. The Company generated $124 in interest income, reducing the Company's loss from operations to a net loss of ($150,848) for the three months ended February 28, 2001. The Company lost ($6,000) in interest or other miscellaneous income for the same period ended February 29, 2000.

Net Loss Per Share.

The Company's net loss per common share and equivalence--basic and diluted for the three month period ended February 28, 2001, was ($.01). The net loss per common share and equivalence--basic and diluted for the three month period ended February 29, 2001, was also ($.01).

Liquidity and Capital Resources.

As of February 28, 2001, the Company had a cash overdraft of ($38,270) in cash, a decrease from ($3,370) at November 30, 2000. The decrease in cash is attributable to the expenses in maintaining the Company's reporting status and as a result of a lack of financial resources. Net cash used for operations in the first quarter of 2001 was approximately $104,150, an increase of 9% over the amount of net cash used for operations during the same period in 2000. Uses of the Company's cash during the first quarter of 2001 was predominantly for a reduction of accounts payable and an increase of inventories.

Inventories increased from $26,075 at November 30, 2000 to $29,417 at February 28, 2001 (an increase of approximately 11%). This increase reflects the purchase of additional Twistee Treat buildings and miscellaneous equipment in preparation for an aggressive franchise campaign.

The Company's debt structure includes total current liabilities of $495,028 at February 28, 2001, an increase from $417,286 at November 30, 2000. This increase of approximately 18% in total liabilities was attributable primarily to increase in accounts payable for cash overdrafts, compensation payable.

Cash flows from financing activities by the Company totaled $104,150 at February 28, 2001, primarily consisting of proceeds from the sale of stock.

The Company has no credit line or other bank debt, and has generated its cash for operations from internally-generated revenues and the sale of its common stock, $.0001 par value. At February 28, 2001, the Company had total stockholders' equity of $3,895, an decrease of approximately 96% from the $95,417 of stockholders' equity existing at November 30, 2000. During the three months ended February 28, 2001, the Company issued 20,000 shares of common stock for settlement of a lawsuit, See "Litigation".

Properties.

Our principal executive offices are located in metropolitan Kansas City, Missouri. As of November 30, 2000, our principal executive offices were in Warrensburg, Missouri, where we leased approximately 2,000 square feet of office space. The monthly rent is approximately $1,400.

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

Reliance on Key Management. The success of the Company is highly dependent upon the continued services of Stephen Wells, its President and CEO, who has been the primary person responsible for building the Company's renewed franchise, regional development and licensing business. If Mr. Wells were to leave the Company, it could have a materially adverse effect upon the business and operations of the Company.

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings

Except as disclosed below, we are not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.

In January 2001, the Company issued 20,000 shares of common stock in the full and final settlement of a prior year's lawsuit to Fibertek Corporation.

ITEM 2: CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULT ON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER

In December 2000, the Company entered into a one year consulting agreement, whereby the consultant will provide financial advisory services in exchange for 533,000 of restricted common stock, which was to be issued in equal monthly installments over the term of the agreement.

Subsequent Events

In April 2001, the Company issued the 533,000 shares of restricted common stock to the consultant pursuant to the aforementioned December 2000 consulting agreement. The Company will record as a contra to the stockholders' equity account the deferred portion of this agreement and recognize the expense in equal monthly amounts over its term.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         None.

        SIGNATURES

        Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of April, 2001.

TWISTEE TREAT CORPORATION


By: /s/ Stephen Wells
        -------------
        Stephen Wells
        President