Form 10QSB
period 2001-05-31
TWISTEE TREAT CORP/NV
filed 2001-07-16
CIK 1105713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the quarterly period ended May 31, 2001

                                       OR

  [   ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                          Commission File Number 294339
                                                 ------


                            TWISTEE TREAT CORPORATION
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

                               Delaware 43-1796315
                               -------------------
    (State or other jurisdiction of incorporation or organization)(IRS Employer
                               Identification No.)


           228 West 4th Street, Suite 227, Kansas City, Missouri 64105
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                  (816) 842-1116
                                  --------------
                           (Issuer's telephone number)

                                      N/A
                                      ---
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 [X] Yes [ ] No

As of July 11, 2001 19,519,950 shares of Common Stock of the issuer were outstanding.

                            TWISTEE TREE CORPORATION
                                  FORM 10-QSB

                                      INDEX

                                     PART I


Item 1.      Financial Statements                                            F-3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             F-7

                                    PART II

Item 1.      Legal Proceedings                                               F-9

Item 6.      Exhibits and Reports on Form 8-K                               F-10

             Signatures                                                     F-10

                         PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                      TWISTEE TREAT CORPORATION
                                      CONDENSED BALANCE SHEET


                                                                              MAY 31,      NOVEMBER 30,
                                                                                2001           2000
                                                                            ------------  --------------
                                                                             (UNAUDITED)
ASSETS

Current assets:
  Notes receivable - trade                                                  $    21,234   $       7,500
  Inventory                                                                      28,947          26,375
                                                                            ------------  --------------
    Total current assets                                                         50,181          33,875

Property and equipment, net                                                     214,935         228,008
Inventory - long-term                                                           149,670         149,670
Funds advanced with letter of intent                                             50,000          50,000
Other receivable                                                                 28,766          50,000
Other                                                                             1,150           1,150
                                                                            ------------  --------------
                                                                            $   494,702   $     512,703
                                                                            ============  ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                                  $   256,040   $     172,031
  Notes payable                                                                 198,057         156,659
  Compensation payable                                                           82,097          68,596
  Deferred revenue                                                               20,000          20,000
                                                                            ------------  --------------
    Total current liabilities                                                   556,194         417,286
                                                                            ------------  --------------

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value, 10,000,000 shares authorized:
    none issued and outstanding                                                       -               -
  Common stock, $.0001 par value, 50,000,000 shares
    authorized:  19,723,200 and 19,589,950 shares issued and outstanding:         1,972           1,959
  Additional paid-in capital                                                  3,545,052       3,480,737
  Accumulated deficit                                                        (3,433,516)     (3,162,279)
                                                                            ------------  --------------
                                                                                113,508         320,417
  Less: subscriptions receivable                                               (175,000)       (225,000)
                                                                            ------------  --------------
    Total stockholders' equity (deficit)                                        (61,492)         95,417
                                                                            ------------  --------------
                                                                            $   494,702   $     512,703
                                                                            ============  ==============

        See accompanying notes to interim condensed financial statements.

                                   TWISTEE TREAT CORPORATION
                               CONDENSED STATEMENT OF OPERATIONS
                                          (UNAUDITED)

                                              THREE MONTHS ENDED
                                                    MAY 31,           SIX MONTHS ENDED MAY 31,
                                              2001         2000          2001         2000
                                          ------------  -----------  ------------  -----------
Net sales                                 $     1,859   $   75,953   $     8,690   $  101,294
Cost of sales                                   1,087       22,986         9,532       32,163
                                          ------------  -----------  ------------  -----------
Gross profit (loss)                               772       52,967          (842)      69,131

Operating expenses:
  Payroll and contractual expense              14,330       31,149        81,198       72,665
  Depreciation and amortization expense             -       20,852        13,072       38,921
  Consulting expense                            2,799       12,600        20,627       16,200
  Legal and professional fees                  67,142      155,094        70,792      155,094
  Other general and administrative             29,410       64,561        77,351      106,546
                                          ------------  -----------  ------------  -----------
                                              113,681      284,256       263,040      389,426
                                          ------------  -----------  ------------  -----------

Loss from operations                         (112,909)    (231,289)     (263,882)    (320,295)

Other income (expense):
  Interest income                                  22          774           147        1,250
  Interest expense                                  -      (12,000)       (7,500)     (19,350)
  Other income (expense)                            -            -             -          794
                                          ------------  -----------  ------------  -----------
                                                   22      (11,226)       (7,353)     (17,306)
                                          ------------  -----------  ------------  -----------

Net loss                                  $  (112,887)  $ (242,515)  $  (271,235)  $ (337,601)
                                          ============  ===========  ============  ===========

Basic and diluted loss per common share   $      0.01   $     0.02   $      0.01   $     0.04
                                          ============  ===========  ============  ===========

Weighted average shares outstanding        19,529,950    9,747,728    19,552,159    8,313,839
                                          ============  ===========  ============  ===========

        See accompanying notes to interim condensed financial statements.

                             TWISTEE TREAT CORPORATION
                         CONDENSED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                            SIX MONTHS ENDED MAY 31,
                                                            ------------------------
                                                                2001        2000
                                                             ======================

Cash flows from operating activities:
  Net loss                                                   $(271,235)  $(337,601)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                               13,073      38,921
    Stock issued to consultants                                  9,315       6,250
  Changes in operating assets and liabilities
    Accounts receivable                                              -      (6,000)
    Notes and other receivable                                   7,500     (55,500)
    Inventory                                                   (2,572)   (143,270)
    Accounts payable and accrued expenses                       97,508     (46,692)
                                                             ----------  ----------
      Net cash provided by (used in) operating activities     (146,411)   (543,892)
                                                             ----------  ----------

Cash flows from investing activities:
                                                             ----------  ----------
  Purchase of equipment                                              -     (73,327)
                                                             ----------  ----------

Cash flows from financing activities:
  Net proceeds (payments) on notes payable                      41,398    (141,187)
  Proceeds from sale of common stock                           105,013     750,000
                                                             ----------  ----------
      Net cash provided by financing activities                146,411     608,813
                                                             ----------  ----------

Net increase (decrease) in cash and cash equivalents                 -      (8,406)
Cash and cash equivalents at beginning of period                     -      84,921
                                                             ----------  ----------
Cash and cash equivalents at end of period                   $       -   $  76,515
                                                             ==========  ==========

Cash paid for:
  Interest                                                   $       -   $   7,350

        See accompanying notes to interim condensed financial statements.

                            TWISTEE TREAT CORPORATION
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  MAY 31, 2001


Note  1: Presentation

The condensed balance sheet of the Company as of May 31, 2001, the related condensed statements of operations for the three and six months ended May 31, 2001 and 2000 and the statements of cash flows for the six months ended May 31, 2001 and 2000 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended May 31, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Twistee Treat Corporation's November 30, 2000 Form 10-KSB.

Note  2:  Letter  of  Intent

In November 2000, the Company entered into a letter of intent with an unrelated corporation whereby the Company offered to purchase either the corporation's stock for $1,600,000 or its assets for $2,100,000. In connection with the letter of intent, the Company issued a check for $50,000 as a deposit on the purchase price. The check is valid upon the signing of the letter of intent by the seller. The letter has not been signed as of the date of the financial statements and by the letter's terms will remain open until September 2001.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

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

RESULTS  OF  OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2001 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2000

Net sales for the three months ended May 31, 2001 decreased by $74,094 to $1,859 from $75,953 for the corresponding period of the prior year due to the Company's lack of emphasis on the sale of its current products. The Company is in the process of re-determining its product line and has not focused on the sale of franchises or its current line of ice cream products. For the six months ended May 31, 2001 revenues decreased $92,604 to $8,690 from $101,294 for the six months ended May 31, 2000.

The Company experienced a decrease in the cost of sales for the three months ended May 31, 2001, which was $1,087 as compared to the cost of sales for the same period ended May 31, 2000, which was $22,986. Management attributes the decrease in cost of sales for the three months ended February 28, 2001, to the reason discussed above. For the six months ended May 31, 2001 cost of sales decreased $22,631 to $9,532 from $32,163 for the six months ended May 31, 2000.

Operating expenses for the three months ended May 31, 2001 decreased by $170,575 or 60% to $113,681 from $284,256 for the corresponding period of the prior year. The decrease is attributable to the Company significantly reducing operations.
For the six month period ending May 31, 2001 operating expenses decreased $126,386 or 32% to $263,040 from $389,426 for the corresponding period of the prior year. The decrease is attributable to a decrease in professional fees and other general expenses.

Net loss for the three months ended May 31, 2001 decreased by $129,628 to a loss of $112,887 from a loss of $242,515 for the corresponding period of the prior year. For the three months ended May 31, 2001 and 2000 the Company did not record a tax benefit. For the nine months ended May 31, 2001, the net loss decreased $66,366 to a loss of $271,235 from a net loss of $337,601 for the corresponding period of the previous year. The Company's did not record a tax benefit for the nine months ended May 31, 2001 and 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

At May 31, 2001 the Company had negative working capital of $506,013. This compares with working capital of $70,845 including cash of $76,515 for the corresponding period of the prior year.

For the six months ended May 31, 2001 cash used in operations decreased to $146,411 from cash used in operations of $543,892 for the corresponding period of the prior year.

For the six months ended May 31, 2001 there was no cash used in investing activities compared to $73,327 for the corresponding period of the prior year as the company has reduced its operations and correspondingly its purchases of property and equipment.

Net cash provided by financing activities decreased to $146,411 from $608,813. The Company received $105,000 from the sale of its common stock for the six months ended May 31, 2001. The Company received $750,000 from the sale of its common stock for the six months ended May 31, 2000. The Company used part of those proceeds to pay down notes payable.

The Company has no credit line or other bank debt, and has generated its cash for operations from internally generated revenues and the sale of its common stock. At May 31, 2001, the Company had a stockholders' deficit of $61,492, a decrease of approximately 164% from the $95,417 of stockholders' equity existing at November 30, 2000.

As reflected in the accompanying financial statements and at May 31, 2001, the Company has a working capital deficit of $506,013 and a net loss from operations of $263,882 for the six months ended May 31, 2001. The Company's operations are not sufficient to finance its growth. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and implement its business plan. The Company anticipates issuing additional debt and equity securities and reducing operating overhead. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

Dependence on Independent Franchisees and Licensors: The Company receives a significant amount of its total revenues from the sale of franchise, license and regional development rights to independent persons who desire to operate Twistee Treat franchises in the United States and in Canada. The ability of the Company to continue to generate revenue from these activities, and to grow its franchising and licensing business in the future, is dependent upon the willingness of independent persons to become franchisees and licensees of the Company. The decision whether or not to become a franchisee or license of the Company can be effected by a number of variables, many of which are outside of the Company's control. Some of these variables include general market conditions, regulatory burdens, the cost of raw supplies and materials, and the receptiveness of the general public to the Company's particular products and proprietary buildings and retail unit. If the Company were unable successfully to market and sell its franchise and license rights to persons who would independently own and operate Twistee Treat franchises, the ability of the Company to continue would be severely impacted. While the Company does own and operate certain retail sales outlets of its own, the majority of its business is accounted for through the sale of franchise, regional development and license rights to independent third parties.

Competition: The frozen desert market is highly competitive, and distinctions between categories of frozen deserts (particularly with respect to the premium or quality nature of various frozen desert products) are becoming much less marked than in the past. The success of the Company depends upon its ability to continue to create and market innovative products, flavors, distribution channels and retail units through which it can sell its product directly or through the independent franchisees and licensees who operate Twistee Treat locations. If the Company is unable to compete effectively against other ice cream and frozen desert manufacturers, as well as other food specialty shops which compete for space at malls and other venues, it will be unable to continue marketing its franchises and license rights, or to maintain its own corporate locations, for the sale of Twistee Treat products. The inability to sell its products effectively would have a materially adverse effect upon the business and operations of the Company.

Dairy commodity costs are volatile: It is possible that at some future date both gross margins and earnings may not be adequately protected by pricing adjustments, cost control programs and productivity gains. To the extent that the Company is unable to effectively predict, and take actions to protect against, significant increases in the raw materials it uses to produce its frozen desert products, it could have a materially adverse impact on its ability to sell such products to its franchisees and licensees, or to recognize sufficient margins from sales to make the business economically viable.

Dependence Upon External Financing: The Company has been building its business through revenues generated from operations, supplemented by the sale of its capital common stock. The ability of the Company to continue to grow and expand its business is highly dependent upon the ability of the Company to continue to raise external financing, from the sale of equity and/or the incurrence of debt. If the Company were unable to obtain debt and/or equity financing upon terms that were sufficiently favorable to the Company, or at all, it would have a materially adverse impact upon the ability of the Company to continue to expand its business and operations, or to implement its business plan as now contemplated by the Company.

Reliance on Key Management: The success of the Company is highly dependent upon the continued services of Stephen Wells, its President and CEO, who has been the primary person responsible for building the Company's renewed franchise, regional development and licensing business. If Mr. Wells were to leave the Company, it could have a materially adverse effect upon the business and operations of the Company.

OTHER  INFORMATION

ITEM  1:  Legal  Proceedings

We are not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.

PART  II  -  OTHER  INFORMATION

Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          a)   Exhibits
          27.1  Financial  Data  Schedule

          b)   Reports  on  Form  8-K

          (i) Report on Form 8-K dated July 11, 2001, announcing the appointment of Malone & Bailey, PLLC as the Company's independent accountants for the year ending November 30, 2001.



                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TWISTEE  TREAT  CORPORATION

Date:  July  11,  2001                   By:
                                            -------------------------------
                                              /s/  Stephen  Wells
                                              President