Form 10QSB
period 2001-08-31
TWISTEE TREAT CORP/NV
filed 2001-10-15
CIK 1105713

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2001

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-29439


                            TWISTEE TREAT CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                         43-1796315
------------------------------                  --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


           228 West 4th Street, Suite 227, Kansas City, Missouri 64105
           ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (816) 842-1116
                            --------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               Yes     No  X
                                   ---    ----

As of October 15, 2001 19,519,950 shares of Common Stock of the issuer were outstanding.

                            TWISTEE TREAT CORPORATION
                                   FORM 10-QSB

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


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      F-7

                                     PART II

Item 1.    Legal Proceedings                                              F-9

Item 6.    Exhibits and Reports on Form 8-K                              F-10

           Signatures                                                    F-10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            TWISTEE TREAT CORPORATION
                             CONDENSED BALANCE SHEET


                                                                           August 31,        November 30,
                                                                              2001               2000
                                                                         ------------       --------------
                                                                           (Unaudited)
ASSETS

Current assets:
  Cash                                                                        $  2,448
  Notes receivable - trade                                                      21,234           $  7,500
  Inventory                                                                     28,947             26,375
                                                                         ----------------   ---------------
    Total current assets                                                        52,629             33,875

Property and equipment, net                                                    214,935            228,008
Inventory - long-term                                                          149,670            149,670
Funds advanced with letter of intent                                            50,000             50,000
Other receivable                                                                28,766             50,000
Other                                                                            1,150              1,150
                                                                         ----------------   ---------------
                                                                              $497,150           $512,703
                                                                         ================   ===============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                                    $226,729           $172,031
  Notes payable                                                                240,554            156,659
  Compensation payable                                                          75,125             68,596
  Deferred revenue                                                              20,000             20,000
                                                                         ----------------   ---------------
    Total current liabilities                                                  562,408            417,286
                                                                         ----------------   ---------------

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value, 10,000,000 shares authorized:
    none issued and outstanding                                                      -                  -
  Common stock, $.0001 par value, 50,000,000 shares
    authorized:  19,723,200 and 19,519,950 shares issued and outstanding:        1,972              1,959
  Additional paid-in capital                                                 3,545,052          3,480,737
  Accumulated deficit                                                      (3,437,282)        (3,162,279)
                                                                         ----------------   ---------------
                                                                               109,742            320,417
  Less: subscriptions receivable                                             (175,000)          (225,000)
                                                                         ----------------   ---------------
    Total stockholders' equity (deficit)                                      (65,258)             95,417
                                                                         ----------------   ---------------
                                                                              $497,150           $512,703
                                                                         ================   ===============

              See accompanying notes to interim condensed financial
                                  statements.

--------------------------------------------------------------------------------
                            TWISTEE TREAT CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                     Three months ended
                                                         August 31,                     Nine months ended August 31,
                                                   2001               2000                2001                2000
                                                -------------    ---------------    ------------------   ----------------

Net sales                                           $    -            $  3,651               $ 8,690           $ 104,945
Cost of sales                                            -              10,738                 9,532              42,901
                                                -------------    ---------------    ------------------   -----------------
Gross profit (loss)                                      -             (7,087)                 (842)              62,044

Operating expenses:
  Payroll and contractual expense                        -              40,170                81,198             112,835
  Depreciation and amortization expense                  -              20,852                13,072              59,773
  Consulting expense                                     -               6,000                20,627              22,200
  Legal and professional fees                            -              42,202                70,792             197,296
  Other general and administrative                   3,494              61,694                80,845             168,240
                                                -------------    ---------------    ------------------   -----------------
                                                     3,494             170,918               266,534             560,344
                                                -------------    ---------------    ------------------   -----------------

Loss from operations                                (3,494)           (178,005)             (267,376)           (498,300)

Other income (expense):
  Interest income                                       19                 836                   166               2,086
  Interest expense                                    (291)             (4,000)               (7,791)            (23,350)
  Other income (expense)                                 -                   -                     -                 794
                                                -------------    ---------------    ------------------   -----------------
                                                      (272)             (3,164)               (7,625)            (20,470)
                                                -------------    ---------------    ------------------   -----------------
                                                -------------    ---------------    ------------------   -----------------

                                                -------------    ---------------    ------------------   -----------------
Net loss                                         $  (3,766)         $ (181,169)           $ (275,001)         $ (518,770)
                                                =============    ===============    ==================   =================

Basic and diluted loss per common share             $(0.00)             $(0.01)               $(0.01)             $(0.05)
                                                =============    ===============    ==================   =================

Weighted average shares outstanding             19,519,950           6,350,810            19,519,950          11,418,847
                                                =============    ===============    ==================   =================


              See accompanying notes to interim condensed financial
                                  statements.

                            TWISTEE TREAT CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                Nine months ended August 31,
                                                            -------------------------------------
                                                                  2001                2000
                                                            -------------------------------------

Cash flows from operating activities:
  Net loss                                                    $(275,001)          $(518,770)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                 13,073              59,773
    Stock issued to consultants                                    9,315              12,250
  Changes in operating assets and liabilities
    Accounts receivable                                                -             (6,000)
    Notes and other receivable                                     7,500                   -
    Inventory                                                    (2,572)           (118,167)
    Accounts payable and accrued expenses                         61,225            (34,893)
                                                            --------------   -----------------
        Net cash provided by (used in) operating activities    (186,460)           (605,807)
                                                            --------------   -----------------

Cash flows from investing activities:
                                                            --------------   -----------------
  Purchase of equipment                                                -            (73,927)
                                                            --------------   -----------------

Cash flows from financing activities:
  Increase (decrease) on notes payable                            83,895           (205,187)
  Proceeds from sale of common stock                             105,013             800,000
                                                            --------------   -----------------
        Net cash provided by financing activities                188,908             594,813
                                                            --------------   -----------------

Net increase (decrease) in cash and cash equivalents               2,448            (84,921)
Cash and cash equivalents at beginning of period                       -              84,921
                                                            --------------   -----------------
Cash and cash equivalents at end of period                      $  2,448             $76,515
                                                            ==============   =================

Cash paid for:
  Interest                                                      $      -            $ 11,350



              See accompanying notes to interim condensed financial
                                  statements.

                            TWISTEE TREAT CORPORATION
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 August 31, 2001


Note 1:Presentation

The condensed balance sheet of the Company as of August 31, 2001, the related condensed statements of operations for the three and nine months ended August 31, 2001 and 2000 and the statements of cash flows for the nine months ended August 31, 2001 and 2000 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended August 31, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Twistee Treat Corporation's November 30, 2000 Form 10-KSB.

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

GENERAL OVERVIEW

Twistee Treat Corporation ("we" or, the "Company"), was incorporated in Missouri on April 27, 1995 and re-domiciled in Delaware in June 1997. We operate and franchise soft-serve ice cream desserts and an assortment of other foods and beverages in our proprietary cone-shaped buildings and kiosks. Incorporated under the laws of Missouri in 1997, the Company re-domiciled by merger into a Delaware corporation in June of 1999 with the name Twistee Treat Corporation.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2001 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2000

Net sales for the three months ended August 31, 2001 decreased by $3,651 to $0 from $3,651 for the corresponding period of the prior year due to the Company's lack of emphasis on the sale of its current products. The Company is in the process of re-determining its product line and has not focused on the sale of franchises or its current line of ice cream products. For the nine months ended August 31, 2001 revenues decreased $96,255 or 92% to $8,690 from $104,945 for the nine months ended August 31, 2000.

The Company experienced a decrease in the cost of sales for the three months ended August 31, 2001, which was $0 as compared to the cost of sales for the same period ended August 31, 2000, which was $10,738. Management attributes the decrease in cost of sales for the three months ended August 31, 2001, to the reason discussed above. For the nine months ended August 31, 2001 cost of sales decreased $33,369 to $9,532 from $42,901 for the nine months ended August 31, 2000.

Operating expenses for the three months ended August 31, 2001 decreased by $167,424 or 98% to $3,494 from $170,918 for the corresponding period of the prior year. The decrease is attributable to the Company significantly reducing operations. For the nine month period ending August 31, 2001 operating expenses decreased $293,810 or 52% to $266,534 from $560,344 for the corresponding period of the prior year. The decrease is attributable to a decrease in operations, professional fees and other general expenses.

Net loss for the three months ended August 31, 2001 decreased by $177,403 to a loss of $3,766 from a loss of $181,169 for the corresponding period of the prior year. For the three months ended August 31, 2001 and 2000 the Company did not record a tax benefit. For the nine months ended August 31, 2001, the net loss decreased $243,769 to a loss of $275,001 from a net loss of $518,770 for the corresponding period of the previous year. The Company did not record a tax benefit for the nine months ended August 31, 2001 and 2000.

Liquidity and Capital Resources

At August 31, 2001 the Company had negative working capital of $509,779. This compares with working capital of $21,428 including a cash overdraft of $(19,107) for the corresponding period of the prior year.

For the nine months ended August 31, 2001 cash used in operations decreased to $186,460 from cash used in operations of $605,807 for the corresponding period of the prior year, principally due to the decreased net loss, decrease in depreciation and amortization and the reduction in purchasing inventory.

For the nine months ended August 31, 2001 there was no cash used in investing activities compared to $73,927 for the corresponding period of the prior year as the Company reduced its operations and correspondingly its purchases of property and equipment.

Net cash provided by financing activities decreased to $188,908 from $594,813. The Company received $105,000 from the sale of its common stock for the nine months ended August 31, 2001. The Company received $800,000 from the sale of its common stock for the nine months ended August 31, 2000. The Company used part of those proceeds to pay down notes payable.

The Company has no credit line or other bank debt, and has generated its cash for operations from internally generated revenues and the sale of its common stock. At August 31, 2001, the Company had a stockholders' deficit of $65,258, a decrease of approximately 168% from the $95,417 of stockholders' equity existing at November 30, 2000.

As reflected in the accompanying financial statements and at August 31, 2001, the Company has a working capital deficit of $509,779 and a net loss from operations of $267,376 for the nine months ended August 31, 2001. The Company's operations are not sufficient to finance its growth. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and implement its business plan. The Company anticipates issuing additional debt and equity securities and reducing operating overhead. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

Factors That May Affect Future Results

Dependence on Independent Franchisees and Licensors: The Company receives a significant amount of its total revenues from the sale of franchise, license and regional development rights to independent persons who desire to operate Twistee Treat franchises in the United States and in Canada. The ability of the Company to continue to generate revenue from these activities, and to grow its franchising  and  licensing  business  in the  future,  is  dependent  upon  the willingness of independent persons to become franchisees and licensees of the Company. The decision whether or not to become a franchisee or licensee of the Company can be effected by a number of variables, many of which are outside of the Company's control. Some of these variables include general market conditions, regulatory burdens, the cost of raw supplies and materials, and the receptiveness of the general public to the Company's particular products and proprietary buildings and retail unit. If the Company is unable successfully to market and sell its franchise and license rights to persons who would independently own and operate Twistee Treat franchises, the ability of the Company to continue will be severely impacted. While the Company does own and operate certain retail sales outlets of its own, the majority of its business is accounted for through the sale of franchise, regional development and license rights to independent third parties.

Competition: The frozen desert market is highly competitive, and distinctions between categories of frozen deserts (particularly with respect to the premium or quality nature of various frozen desert products) are becoming much less marked than in the past. The success of the Company depends upon its ability to continue to create and market innovative products, flavors, distribution channels and retail units through which it can sell its products directly or through the independent franchisees and licensees who operate Twistee Treat locations. If the Company is unable to compete effectively against other ice cream and frozen desert manufacturers, as well as other food specialty shops which compete for space at malls and other venues, it will be unable to continue marketing its franchises and license rights, or to maintain its own corporate locations, for the sale of Twistee Treat products. The inability to sell its products effectively would have a materially adverse effect upon the business and operations of the Company.

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

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

We are not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits
         None

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


                                                 TWISTEE TREAT CORPORATION

Date: October 15, 2001                      By:/s/ Stephen Wells
                                               ---------------------------------
                                                  Stephen Wells
                                                  President