Form 10KSB
period 2001-11-30
TWISTEE TREAT CORP/NV
filed 2002-03-15
CIK 1105713

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM      TO
                                                 ------  ------

                         COMMISSION FILE NUMBER 294339

                           TWISTEE TREAT CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                          43-1796135
(State of other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification Number)

                               710 W. 24th Street
                          Kansas City, Missouri 64108
                                 (816) 842-1116
   (Registrant's address and telephone number of principal executive offices and principal place of business)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title                 Shares Outstanding as of November 30, 2001

Common Stock, par value $.001         20,227,950


            As of November 30, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $106,368.

                            TWISTEE TREAT CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED NOVEMBER 30, 2001

Table of Contents

PART I
Item 1.  BUSINESS                                                             4

Item 2.  PROPERTIES                                                           7


Item 3.  LEGAL PROCEEDINGS                                                    8

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  8

PART II

Item 5.  MARKET FOR REGISTRANT'S
COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                 8

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             10

Item 7.  FINANCIAL STATEMENTS                                                14

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE                                          14

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  15

Item 10.  EXECUTIVE COMPENSATION                                             17

Item 11.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT                                             17

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     17

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   18

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

ITEM 1:  THE BUSINESS OF TWISTEE TREAT CORPORATION

GENERAL

            Twistee Treat (the "Company") was incorporated in Missouri on April 27, 1995 and redomiciled in Delaware in June 1997. The original Twistee Treat Corporation was formed in the early 1980's as a Colorado corporation doing business primarily in Florida. By the mid 1980's it had opened approximately 35 company stores, but no franchise units. The original Twistee Treat Corporation utilized proprietary cone-shaped buildings to sell its products and obtained certain federal and state patents, trademarks and service marks in connection with its business. In 1989, Twistee Treat's original founder retired and Twistee Treat filed for bankruptcy protection (U.S. Bankruptcy Court, Middle District of Florida, Ft. Myers Division, Case No. 89-4700-9P1). On August 6, 1990, Andrew Brennan, a founder and former principal stockholder of Twistee Treat, purchased the assets of the original Twistee Treat Corporation from the Bankruptcy Court, including its patent, trademark and service mark rights. Subsequently, Mr. Brennan sold 50% of his interests in such assets to Don Matthews, owner of Soft Serve System, Inc., a Missouri corporation. In 1996, Messrs. Matthews and Wells formed the Company, with Mr. Matthews contributing his 50% of the assets obtained from the original Twistee Treat Corporation. On May 6, 1997, Mr. Brennan sold to us his 50% interest in the assets obtained from the original Twistee Treat Corporation. Of the approximately 35 original stores, all or nearly all are still open as independently-owned businesses. These stores continue to use the cone-shaped building and the name "Twistee Treat," but do not use any of our products and they are not affiliated with us. There is currently one franchise owned and operated Twistee Treat, but it is not currently paying us royalties as the Company has not been in a position to provide any services to the franchisee. The Company expects to resume franchise expansion and building the business upon raising capital.

We have had limited operations resulting in limited revenue. During fiscal year 2001, the Company entered into an agreement with HD Brous, an investment banking firm, to develop business concepts and expand the Company's business. The Company pursued acquiring at least 10 of the existing Twistee Treat stores.
However, HD Brous did not move forward with the Company due to market conditions. Therefore, the Company has had to refocus its direction.

During our fiscal year 2000, we continued to develop our business plan, franchise program, franchise circular and operating manual, as well as operate three pilot stores, and open and test two kiosk pilot units. We closed our three test pilot stores and closed the two kiosk units for several months in order to evaluate the information obtained during such test periods and to make adjustments to menus, equipment and operating procedures. We then refurbished the three pilot stores, changed the menus, ordered additional equipment and reopened two of them: one in Eustis, Florida and one in Branson West, Missouri. Twistee Treat sold the Branson West store as a franchise store to Danny Hammond LLP. Mr. Hammond also became a Regional Developer for Branson and Springfield, Missouri. Twistee Treat's Eustis, Florida store became a franchise store also. Twistee Treat licensed the rights in Canada to a group who collectively have 37 years of experience in the ice cream franchise business with Good Humor and Breyers Ice Cream. One of the principals of our Canadian franchisee previously owned 5 franchises, and became regional franchise manager and another was national operations manager responsible for product distribution and sales in support of 300 distribution units across Canada. The group opened its first Twistee Treat store in July 2000, and has since opened an additional four franchise stores.

Twistee Treat signed a co-branding agreement with Gourmet's Choice Coffee Company, Inc., and opened a first co-branded store in Warrensburg, Missouri on February 21, 2000.

The Business: Twistee Treat offers our specialty ice cream and food products. We are designed to be a high profile, soft-serve ice cream retail merchant. We believe that there is a strong market for soft-serve ice cream, especially roadside or curbside. One of our principal marketing tools is our ice cream cone-shaped building design. The 22 foot tall cone creates a strong visual image. The building is large enough to carry a good variety of our Twistee Treat products, yet small enough to fit in smaller areas.

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

ITEM 2: PROPERTIES

            Our principal executive offices are located at 710 W. 24th Street, Kansas City, Missouri, which is the office space of Gourmet Coffee, of which Stephen Wells is a current officer and director. The Company does not pay any rent for use of such facilities. The Company is seeking a new location in Florida or Missouri on reasonable terms.

ITEM 3: LEGAL PROCEEDINGS

            Except as disclosed below, we are not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.

            Twistee Treat was named as a defendant in a collections lawsuit filed by an individual in the amount of $10,000. In response, Twistee Treat filed a third party complaint against the individual for various fraudulent transactions. The case is currently in the discovery stage and management believes that we will be successful in our defense against the litigation, although there can be no assurance of that.

            The Company has a dispute with a lawfirm regarding past due fees. The lawfirm is seeking approximately $18,000 for services rendered and interest fees. The Company disputes the amount of compensation owed for the services and has been negotiating with an individual to resolve the dispute and settle on a mutually agreeable compensation amount. The Company is confident that it will be able to come to a satisfactory settlement. As of the date of this report, no amount has been agreed upon.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.
PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Our common stock is traded in the Over-the-Counter market and is quoted on the electronic Bulletin Board under the symbol "TWTE". The following table represents the range of the high and low bid prices of our stock as reported by the NASDAQ Trading and Market Services for each fiscal quarter for the last two fiscal years ending November 30, 2000, and 2001, respectively. These quotations represent prices between dealers, may not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

            Year              Quarter               High             Low
           ------             --------             -------          ------
            2000              First Quarter         $.875            $.375
                              Second Quarter        $1.50            $.56
                              Third Quarter         $.50             $.07
                              Fourth Quarter        $.345            $.07

            2001              First Quarter         $.20             $.07
                              Second Quarter        $.16             $.03
                              Third Quarter         $.033            $.01
                              Fourth Quarter        $.016            $.006

            Twistee Treat has authorized a total of 50,000,000 shares of its Common Stock, $0.001 par value per share. As of November 30, 2001, we had a total of 20,227,950 shares of our Common Stock issued and outstanding. We have also authorized 10,000,000 shares of preferred stock, $0.001 par value, but none of them have been issued to date. Management controls approximately 12% of our outstanding shares. We have 910,000 common shares subject to warrants to purchase shares at a price of $.075 per share at any time until their expiration in January 2007.

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

Net Sales.

Our net sales are historically derived from two separate sources, namely (1) the sale of ice cream products at retail through our corporate-owned locations and to existing franchisees of Twistee Treat, and (2) the sale of licensing, regional development and franchise rights to third parties desiring to own and operate individual Twistee Treat franchises or to develop larger, regional franchise areas. For the fiscal year ended November 30, 2001, our net sales were $11,190 compared to $139,166 for the same period ended November 30, 2000. This resulted in a decrease in net sales of $127,876 or 92%.

Cost of Sales.

Cost of sales were $9,532 for the year ended November 30, 2001 as compared to $190,442 for the year ended November 30, 2000. The decrease of $180,910 or 95% was due to our decreased operations.

Gross Profit (Loss).

We generated a loss of ($1,658) for the fiscal year ended November 30, 2001 compared to a loss of ($51,276) for the fiscal year ended November 30, 2000. The decrease of our net loss by $49,618 or 97% is attributable to the decreased operations.

Operating Expenses.

            Operating expenses for the fiscal year ended November 30, 2001 equaled $752,522 as compared to $1,443,753 for the same period ended November 30, 2000. The decrease in operating expenses is primarily due to the decrease in professional fees, consulting fees, general and administrative expenses and the loss on the disposal of franchise stores during fiscal year 2000. For the year ended November 30, 2001, the Company reported an impairment of $235,890 of the value of its assets due to the decreased operations. Other general and administrative expenses incurred by us for the fiscal year ended November 30, 2001 were $98,917 as compared to $219,457 for the fiscal year ended November 30, 2000. This represented a decline of $120,540 or 55% over general and administrative expenses we incurred for the period ended November 30, 2000. Management attributes this percentage decline to the reduction of our operations. Our consulting fees were $85,071 for the fiscal year ended November 30, 2001 as compared to $312,799 for the year ended November 30, 2000. This resulted in a decrease of $227,728 or 73% attributable to the decline in operations. Our legal and professional fees were $70,792 for the year ended November 30, 2001 as compared to $406,381 for the year ended November 30, 2000. The decrease of $335,589 or 83% was largely attributable to efforts during the year ended November 30, 2000 to become a reporting company. As a result of our operating expenses, we experienced a total loss from operations of ($750,864) for the fiscal year ended November 30, 2001, compared to ($1,495,029) for fiscal year 2000, a decrease of 50%. The largest factors attributable to the decrease in loss from operations are the decrease in professional fees and the consulting fees. There were no extraordinary gains or losses recorded by Twistee Treat for fiscal year 2001.

Net Loss Per Share.

Twistee Treat's net loss per common share and equivalence -- basic and diluted for the fiscal year ended November 30, 2001 equaled ($.04). This represented a decrease of $.07 over the comparable net loss per common share and equivalence -- basic and diluted for the same period ended November 30, 2000.

Liquidity and Capital Resources.

            As of November 30, 2001, we had cash of $2,322. A cash overdraft was recorded during fiscal year 2000 in the amount of ($3,370). Net cash used in operations in fiscal year 2001 was $156,799, a decrease of 81% from $828,189 (representing the amount of net cash used in operations during the same period in 2000). Non-cash adjustments for fiscal year 2001 primarily consisted of an impairment of our assets of $235,890 and accounts payable and accured expenses of $190,682.

            Our debt structure includes total current liabilities of $697,098 at November 30, 2001, an increase from $417,286 at November 30, 2000. The increase is due to accounts payable, accrued expenses, and notes payable.

            Cash flows from financing activities by Twistee Treat totaled $159,121 the fiscal year ended November 30, 2001, consisting of proceeds from notes payable and the sale of stock, a decrease of 81% from the amount of $835,613 which is recorded for the same period in 2000.

            Twistee Treat has no credit line or other bank debt, and has generated cash for operations from internally-generated revenues and the sale of our common stock, $.0001 par value. For the year ended November 30, 2001 and 2000, the Company incurred losses totaling $765,858 and $1,508,624, respectively and at November 30, 2001 had an accumulated deficit of $3,928,137. We require equity or debt financing to continue our operations. To the extent that we cannot obtain such financing on terms that we would consider favorable, or at all, it could have a materially adverse impact on our ability to have operations, if at all, and take advantage of the opportunities we would like to develop during fiscal year 2002 and beyond. There can be no assurance that we will be able successfully to raise the cash proceeds we require to implement our business plan as currently envisioned.

Risk Factors.

Substantial Doubt about Company's Ability to Continue as a Going Concern. Malone & Bailey, PLCC, the Company's auditor, have issued an opinion that the current conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company requires working capital to maintain operations and pursue a business strategy. In the event the Company is unable to raise capital it will be forced to curtail operations and it may cease to perform any business.

            Dependence Upon External Financing. It is imperative that we raise capital to stay in business. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to maintain operations, or to implement our business plan as we envision it today.

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

            In February 2001, we entered into a marketing and production agreement for the production of a thirty-minute television show, hosted by William Shatner. Video and CD promotional segments will also be produced to introduce Twistee Treat to potential franchisees and investors. We will pay a total purchase price of $50,000 and 950,000 warrants with an exercise price of $.075 per share as consideration. Due to the Company not raising additional capital, the Company has not moved forward with the agreement.

ITEM 7: FINANCIAL STATEMENTS

            The audited financial statements, together with the independent accountants report thereon of Malone & Bailey, PLLC appears herein. See financial statements beginning on pages F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On July 11, 2001, Weinburg & Company, P.A. resigned as our independent accountants. The audit report of Weinburg & Company, P.A. for the year ended November 30, 2000 contained an unqualified opinion with a going concern uncertainty explanatory paragraph because of Weinburg & Company, P.A.'s doubt about our ability to continue as a going concern based on our difficulties in meeting our financial needs, our recurring losses from operations and our negative working capital. The audit reports of Weinburg & Company, P.A. for the past two years did not contain any other adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope or accounting principals.

            During our two most recent fiscal years and the interim period through July 11, 2001 we did not have any disagreements with Weinburg & Company, P.A. on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure.

            We appointed Malone & Bailey, PLLC, as our new independent accountants on July 11, 2001. We have not consulted Malone & Bailey, PLLC at any time prior to their appointment concerning either the application of accounting principals to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The names, ages and positions of the directors and executive officers of Twistee Treat are set forth below. Biographical information for each of these persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.

Directors and Officers.

Name                              Age        Position Held
-----                            -----       --------------
Stephen Wells                     43         President and Chairman of the Board
James Tilton                      40         Chief Financial Officer,
                                             Secretary, and Director
Howard Hochrad                    49         Vice President
Paul McMahon                      44         Director

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

Paul McMahon has served as our director since February 2002.

ITEM 10. EXECUTIVE COMPENSATION

The following table is a summary of annual compensation paid to the Company's executives during the two fiscal years ended November 30, 2000 and November 30, 2000.

Name and Principal                                                  Other Annual
Position at 11/30/01                    Year    Salary     Bonus    Allowance(1)
--------------------                    ----    -------    -----    ------------

Stephen Wells                           2001  $150,000(2)    None        -
President                               2000  $150,000(3)    None        -
James Tilton                            2001         -       None        -
Chief Financial Officer and Secretary   2000         -       None        -
Howard Hoctrad                          2001         -       None        -
Vice-President                          2000         -       None        -


(1) The named executive officers did not receive perquisites or other benefits valued in excess of 10% of the total reported annual salary and bonus.

(2) We have accrued $130,000 for Mr. Wells through November 30, 2001 which has not been paid.

(3) We have accrued $62,000 for Mr. Wells through November 30, 2000 which has not been paid.

EMPLOYMENT AGREEMENTS

Effective January 1, 1999, the Company entered into an employment agreement with Stephen Wells, our President and Chief Executive Officer, for five years at an annual salary of $90,000, $150,000, $150,000, $175,000 and $175,000,
respectively. The agreement contains a severance clause for early termination of $250,000 and a death benefit of $25,000. As of November 30, 2001, the Company owed Mr. Wells $212,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of November 30, 2001, information regarding the beneficial ownership of shares of Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On November 30, 2001 there were 20,227,950 shares issued and outstanding of record.

Name and Address of                        Shares of           Percentage as of
Beneficial Owners                       Common Stock          November 30, 2001
-----------------                       ------------          -----------------
Stephen Wells (1)                          1,250,000                       6.2%
James Tilton (1)                           1,250,000                       6.2%
Howard Hochrad (1)                                 -                          *
John McMahon (1)                                   -                          *
Andrew Bennan                              1,624,800                       8.0%
Calder Investments                         1,477,300                       7.3%
Korkor Holdings LLC                        1,640,000                       8.1%
Terry Rapp                                 1,402,300                       6.9%
All Executive Officers and Directors
As a group (4 persons)                     2,500,000                      12.4%

*    Less than one percent

(1) The business address of each individual is the same as the address of the Company's principal executive offices.

ITEM 12.  CERTAIN PARTIES AND RELATED TRANSACTIONS.

            In June 2000, the Company issued 2,500,000 shares of common stock for cash proceeds of $50,000 and consulting services rendered having a fair market value of $262,500 to Stephen Wells, our Chief Executive Officer and President. The fair value of the shares issued for consulting services was determined based upon the fair value of the shares at the issuance date.

Stephen Wells, our Chief Executive Officer and President, has loaned the Company funds on several occasions. One loan in the amount of $4,363 is non-interest bearing and has been in default since June 2000. Another loan in the amount of $27,000 bears interest at 12% and is due in February 2002.

James Tilton, our Chief Financial Officer and Secretary, loaned the Company $26,000 evidenced by a note bearing interest at 12% due in March 2002.

Howard Hochrad, our Vice-President, loaned the Company $39,547 evidenced by a note bearing interest at 9% which is in default and was due in September 2001.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

A. Financial Statements

      INDEPENDENT AUDITORS' REPORT                                          F-1

      BALANCE SHEET AS OF NOVEMBER 30, 2001                                 F-2

      STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
      NOVEMBER 30, 2001 AND 2000                                            F-3

      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE YEARS ENDED NOVEMBER 30, 2001 AND 2000                        F-4

      STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
      NOVEMBER 30, 2001 AND 2000                                            F-5

      NOTES TO FINANCIAL STATEMENTS                                         F-6

B. Reports on Form 8-K

We filed a current year report on Form 8-K on July 16, 2001 and an amended report on August 13, 2001 relating to the resignation of Weinburg & Company, P.A. as our independent auditors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  TWISTEE TREAT CORPORATION

                                                  By: /s/ Stephen Wells
                                                     -----------------------
                                                     Stephen Wells
                                                     President and Chief
                                                     Executive Officer

Dated: March 15, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and or the duties indicated.

Signature              Title                                          Date
---------              -----                                        ---------
/s/ Stephen Wells      President, Chief Executive Officer
Stephen Wells          and Chairman                             March 15, 2002

/s/ James Tilton       Chief Financial Officer, Secretary
James Tilton           and  Director                            March 15, 2002

/s/ Howard Hochrad     Vice-President
Howard Hochrad                                                  March 15, 2002

/s/ Paul McMahon       Director
Paul McMahon                                                    March 15, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Twistee Treat Corporation
Kansas City, Missouri

We have audited the accompanying balance sheet of Twistee Treat Corporation as of November 30, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of Twistee Treat's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twistee Treat Corporation as of November 30, 2001, and the results of its operations and its cash flows for the each of the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses for the years ended November 30, 2001 and 2000 totaling $765,858 and $1,508,624 respectively, and at November 30, 2001 had a capital deficit of $517,095. The Company will require additional working capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

March 4, 2002

                            TWISTEE TREAT CORPORATION
                                  BALANCE SHEET
                                November 30, 2001




                                     ASSETS

Current assets
  Cash                                                                  $2,322
  Notes receivable                                                      17,484
                                                                     ----------
    Total current assets                                                19,806

Property and equipment, net                                            120,080

Other                                                                    1,150

                                                                     ----------
                                                                     $ 141,036
                                                                     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                   $ 197,082
  Accrued expenses                                                     248,107
  Notes payable                                                        112,309
  Notes payable - shareholders                                         139,600
                                                                     ----------
    Total current liabilities                                          697,098
                                                                     ----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.0001 par value, 10,000,000
  authorized, no shares issued and outstanding                               -
  Common stock, $.0001 par value, 50,000,000 shares authorized,
  20,227,950 shares issued and outstanding                                2,023
Additional paid in capital                                            3,545,052
Accumulated deficit                                                  (3,928,137)
                                                                     ----------
                                                                       (381,062)
Less: subscriptions receivable                                         (175,000)
                                                                     ----------
  Total Stockholders' Equity (Deficit)                                 (556,062)
                                                                     ----------

                                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $ 141,036
                                                                     ==========


           See accompanying summary of accounting policies and notes
                            to financial statements.

                            TWISTEE TREAT CORPORATION
                            STATEMENTS OF OPERATIONS


                                               For the Years Ended November 30,

                                               2001                  2000
                                            --------------    ---------------

Net sales                                          $11,190          $ 139,166
Cost of goods sold                                   9,532            190,442
                                            --------------    ---------------
Gross margin (loss)                                  1,658            (51,276)
                                            --------------    ---------------

Operating expenses:
  Payroll and contractual compensation             211,198            224,706
  Other general and administrative                  98,917            219,457
  Consulting                                        85,071            312,799
  Legal and professional                            70,792            406,381
  Depreciation                                      50,654             52,286
  Loss on disposal of franchise stores                   -             83,983
  Impairment                                       235,890             89,900
  Loss on notes receivable franchisee                    -             24,698
  Loss on disposal of fixed assets                       -              5,918
  Settlement expense                                     -             23,625
                                            --------------    ---------------
                                                   752,522          1,443,753
                                            --------------    ---------------

Loss from operations                              (750,864)        (1,495,029)

Other income (expense):
  Interest (expense)                               (15,160)           (22,831)
  Interest income                                      166              7,190
  Other                                                  -              2,046
                                            --------------    ---------------
                                                   (14,994)           (13,595)
                                            --------------    ---------------

                                            --------------    ---------------
Net loss                                        $ (765,858)       $(1,508,624)
                                            ==============    ===============

Net loss per share:
  Basic and diluted                                $ (0.04)           $ (0.11)
                                            ==============    ===============

Weighted average shares outstanding:
  Basic and diluted                            20,068,887         13,572,690
                                            ==============    ===============



           See accompanying summary of accounting policies and notes
                            to financial statements.

                            TWISTEE TREAT CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      For the Years Ended November 30, 2001


                                         Common Stock               Add. paid in         Accumulated         Subs.
                                     Shares            Amount          capital             deficit        Receivable
                                    --------         ----------    --------------       -------------    ------------

  November 30, 1999                 6,769,950            677          $1,363,815         $(1,653,655)           $ -

Issuance of common stock for
services                              450,000             45              52,455                  -               -

Recapitalization                      200,000             20                (25)                  -               -

Issuance of common stock
                                    8,000,000            800             999,200                  -         (175,000)

Issuance of common stock
                                    1,350,000            135             164,010                  -          (50,000)

Issuance of common stock to
officers for services
                                    2,500,000          2,500             312,250                  -               -

Issuance of common stock for
settlement                            250,000             27              23,598                  -               -

Net loss                                    -              -                   -          (1,508,624)             -
                               ---------------    -----------    ---------------- ------------------   -------------
                                            3
Balance,
  November 30, 2000                19,519,950          1,952           3,480,737          (3,162,279)       (225,000)

Recapitalization                       50,000              5                  (5)                -               -

Issuance of common stock for
settlement                             20,000              2                  (2)                -               -

Stock subscription collections
                                            -              -                   -                  -          50,000

Issuance of common stock for
services                              638,000             64              64,322                  -               -

Net loss                                    -              -                   -            (765,858)             -
                               ---------------    -----------    ---------------- ------------------   -------------

Balance,
  November 30, 2000                20,227,950          2,023          $3,545,052         $(3,928,137)      $(175,000)
                               ===============    ===========    ================ ==================   =============


           See accompanying summary of accounting policies and notes
                            to financial statements.

                            TWISTEE TREAT CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                               For the Years Ended November 30,
                                                                  2001                   2000
                                                           ------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                     $ (765,858)           $(1,508,624)
Adjustments to reconcile net loss to cash used in
  operating activities:
  Depreciation and amortization                                  50,654                 52,286
  Provision for bad debt                                         97,431                 67,615
  Common stock for services                                      64,386                315,000
  Loss on disposal of franchise stores                                -                 83,983
  Impairment                                                    235,890                 89,900
  Common stock issued for settlement                                  -                 23,625
  Loss on disposal of fixed assets                                    -                  5,918
  Loss on note receivable                                             -                 24,698
Changes in operating assets and liabilities:
  Note receivable                                                (9,984)                    -
  Inventory                                                           -                (59,395)
  Accounts payable and accrued expenses                         190,682                 92,831
  Deferred revenue                                              (20,000)               (16,018)
                                                         ---------------        ----------------
NET CASH USED IN OPERATING ACTIVITIES                          (156,799)              (828,181)
                                                         ---------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Funds advances with letter of intent                                -                 (50,000)
  Purchase of property and equipment                                  -                 (40,214)
  Payments on notes receivable                                        -                  (2,139)
                                                         ---------------        ----------------
NET CASH USED IN INVESTING ACTIVITIES                                 -                 (92,353)
                                                         ---------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITES:
Payments on capital leases                                            -                    (507)
Proceeds from notes payable                                     109,121                      -
Payments on notes payable                                             -                (153,004)
Issuance of common stock                                         50,000                 989,124
                                                         ---------------        ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       159,121                 835,613
                                                         ---------------        ----------------

NET (INCREASE) DECREASE IN CASH                                   2,322                 (84,921)
Cash, beg. of period                                                  -                  84,921
                                                         ---------------        ----------------
Cash, end of period                                             $ 2,322                   $   -
                                                         ===============        ================

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                      $  -                 $ 5,209
Income taxes paid                                                  $  -                    $  -



           See accompanying summary of accounting policies and notes
                            to financial statements.

                            TWISTEE TREAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Twistee Treat Corporation ("the Company") was originally incorporated under the laws of Missouri in 1995. The Company merged with Twistee Treat Corporation, a Delaware Corporation, in June 1997.

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

As of November 30, 2001, the Company had one active franchise and three inactive franchises. The Company is in the process of developing a new product line and has not focused on the sale of its franchises or its current line of ice cream products.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, such cash equivalents are stated at cost plus accrued interest which approximates fair value.

Long-lived Assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of five to ten years. Twistee Treat performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Advertising Costs

Twistee Treat expenses advertising costs as incurred. During 2001 and 2000, the Company expensed $0 and $8,149, respectively.

Income Taxes

Twistee Treat accounts for income taxes under the asset and liability approach. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Twistee Treat records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Twistee Treat does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Twistee Treat's results of operations, financial position or cash flow.

NOTE 2 - Financial Condition And Going Concern

For the years ended November 30, 2001 and 2000, the Company incurred losses totaling $765,858 and $1,508,624, respectively, and at November 30, 2001 had a capital deficit of $677,292. Because of these recurring losses, the Company will require additional working capital to develop and renew its business operations.

The Company intends to raise additional working capital through private placements, public offerings and/or bank financing. As of March 4, 2002, the Company is in discussions with several investors, however no definitive agreements have been reached.

There are no assurances that the Company will be able to either (1) restart its operations and achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may not renew its operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - Property and Equipment

Property and equipment consisted of the following at November 30:

                                                                2001
                                                          ------------
    Furniture and fixtures                                    $16,856
    Equipment                                                 118,098
    Restaurant equipment                                       15,634
    Molds                                                     215,000
                                                          ------------
                                                              365,588
    Less: Accumulated depreciation                            245,508
                                                          ------------
                                                            $ 120,080
                                                          ============

Depreciation expense totaled $50,654 and $52,286 in 2001 and 2000, respectively.

NOTE 4 - Impairment

The Company has suspended its operations and accordingly has considered the values of its assets as well as offers and bids and as a result of those recorded an impairment of inventory of $178,617 and equipment of $57,273 for a total of $235,890 as of November 30, 2001.

On May 22, 1998, the Company entered into a purchase agreement with the president and another officer of the Company who own Twistee Treat Southeast, Inc. ("TTSE"). The Company acquired the rights, title and interest to the TTSE franchise regional developer rights and franchise agreements within the territory being purchased for $277,811. The original cost to TTSE was $110,000. The excess purchase price of $167,811 was recognized as compensation expense to the officer during 1998. The intangible asset of $110,000 was amortized using a formula based on revenue.

During November 2000, the Company wrote down the remaining carrying value of expenses of $89,9000 since the Company had only sold the rights to one regional development area within the past three years.

NOTE 6 - Notes Payable

Notes payable consisted of the following at November 30, 2001:

                                                                                                    Amount
                                                                                               -----------------

    Note payable to an individual, non-interest bearing, due on demand, secured by
    700,000 shares of stock                                                                             $54,000

    Note payable to an individual, bearing interest at 8%, due on January 15, 2001,
    unsecured, in default                                                                                14,253

    Note  payable to an  unrelated  company  owned by an officer,  non  interest bearing, due on June 1, 2000, secured by building, in default
                                                                                                          4,363

    Note payable to an individual,  bearing  interest at 9%, due on September 1,
    2000, secured by Southeast Regional Development Rights, in default
                                                                                                         39,547

    Note payable to an individual, non-interest bearing, due on demand, unsecured
                                                                                                            146

    Note payable to a shareholder, bearing interest at 9%, due on demand, unsecured
                                                                                                         41,600

    Notes payable to the CEO and shareholder, bearing interest at 12%, due in February
    2002, unsecured                                                                                      27,000

    Notes payable to a shareholder, bearing interest at 12%, due in March 2002, unsecured
                                                                                                         26,000

    Notes payable to a shareholder, bearing interest at 12%, due in April 2002, unsecured
                                                                                                         45,000
                                                                                               -----------------
                                                                                                        251,909
    Less: Notes payable -shareholders                                                                   139,600
                                                                                               -----------------
    Notes payable                                                                                     $ 112,309
                                                                                               =================


NOTE 7 - Stockholders' Equity

Common and Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $.0001 par value and 50,000,000 shares of common stock, $.0001 par value. The preferred stock will have such right and preferences as determined by the Board of Directors.

In March 2001, the Company issued 638,000 shares of common stock for consulting services having a fair value of $64,386.

In March 2000, the Company offered subscriptions pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended, of 8,000,000 shares of common stock to accredited investors. The purchase price is $0.125 per share. As of March 31, 2000, subscriptions for 8,000,000 shares totaling $1,000,000 were received at which time the offer was closed. As of March 4, 2002, the Company has received cash consideration of $825,000 for the common stock subscribed.

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

Warrants

During January 2002, the Company issued warrants to purchase 910,000 shares of common stock at an exercise price of $0.075 per share for a term of 5 years. The warrants were for past services and were valued at $5,000. The Company accrued $5,000 as of November 31, 2001.

NOTE 8 - Income Taxes

The provision for federal income tax consists of the following for the years ended November 30,:


                                                         2001             2000
                                                      --------------    --------------

    Current provision                                          $  -              $  -
    Deferred provision                                            -                 -
                                                      --------------    --------------
                                                               $  -              $  -
                                                      ==============    ==============

Deferred income taxes consist of the following at November 30,:

                                                         2001             2000
                                                      --------------    --------------
    Long-term:
      Deferred tax assets                                $1,244,000        $1,074,470
      Valuation allowance                                (1,244,000)       (1,074,470)
                                                      --------------    --------------
                                                               $  -              $  -
                                                      ==============    ==============


For the years ended November 30, 2001 and 2000, Twistee Treat incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,731,000 at November 30, 2001, and will expire in the years 2016 through 2020.

NOTE 9 - Commitments

The Company has terminated its prior leases and now an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein

Rent expense was $42,845 for the years ending November 30, 2000.


Employment Agreements

Effective January 1, 1999, Twistee Treat entered into an employment agreement with a principal shareholder and former franchise developer. The agreement calls for the shareholder to become Chief Executive Officer (CEO) of Twistee Treat Corporation for five years at an annual salary of $90,000, $150,000, $150,000, $175,000 and $175,000, respectively. The agreement contains a severance clause for early termination of $250,000 and a death benefit of $25,000. As of November 30, 2001, Twistee Treat owed the CEO $212,000 in accrued salary which is included as a current liability on the balance sheet.

Litigation, Claims, Assessments

During 2000, Twistee Treat was named as a defendant in another lawsuit filed by an individual in the amount of $10,000. In response, Twistee Treat filed a
third  party   complaint   against  the   individual   for  various   fraudulent
transactions. The case is currently in the discovery stage and management believes that it will be successful in defending itself against the litigation.

An individual claims to be owed 750,000 shares of common stock for consulting services provided to Twistee Treat in early 2000. Twistee Treat disputes the amount of compensation owed for the services and has been negotiating with the individual to resolve the dispute and settle on a mutually agreeable compensation amount. Twistee Treat is confident that it will be able to come to a satisfactory settlement. As of the date of this report, no amount has been agreed upon.

Twistee Treat has various other lawsuits and claims asserted against it. Management believes the lawsuits and/or claims are not material to the Company.