Form 10QSB
period 2002-02-28
TWISTEE TREAT CORP/NV
filed 2002-04-22
CIK 1105713

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2002

                                       OR

[  ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-29439


                            TWISTEE TREAT CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                        43-1796315
---------------------------------               --------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)



                         228 West 4th Street, Suite 227,
                           Kansas City, Missouri 64105
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (816) 842-1116
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes : No 9

As of February 28, 2002 24,227,950 shares of Common Stock of the issuer were outstanding.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations F-7

                                     PART II

Item 1. Legal Proceedings F-9

Item 6. Exhibits and Reports on Form 8-K F-10

     Signatures F-10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            TWISTEE TREAT CORPORATION
                             CONDENSED BALANCE SHEET


                                                                     February 28,         November 30,
                                                                         2002                 2001
                                                                  ----------------------------------------
                                                                      (Unaudited)

ASSETS

Current assets:
  Cash                                                                   $    2,798           $    2,322
  Notes receivable - trade                                                   17,484               17,484
                                                                  --------------------  ------------------
    Total current assets                                                     20,282               19,806

Property and equipment, net                                                 113,132              120,080
Other                                                                         1,150                1,150
                                                                  --------------------  ------------------
                                                                        $   134,564           $  141,036
                                                                  ====================  ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                       $  174,475           $  197,082
  Accrued expenses                                                          294,755              248,107
  Notes payable                                                             158,309              158,309
  Notes payable - shareholders                                               93,600               93,600
                                                                  --------------------  ------------------
    Total current liabilities                                               721,139              697,398
                                                                  --------------------  ------------------

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value, 10,000,000
  shares authorized: none issued and outstanding                                  -                    -
  Common stock, $.0001 par value, 50,000,000 shares
    authorized:  19,723,200 and 19,519,950 shares
    issued and outstanding:                                                   2,423                2,023
  Additional paid-in capital                                              3,584,652            3,545,052
  Accumulated deficit                                                    (3,998,650)          (3,928,137)
                                                                  --------------------  ------------------
                                                                           (411,575)            (381,062)
  Less: subscriptions receivable                                           (175,000)             (175,000)
                                                                  --------------------  ------------------
    Total stockholders' equity (deficit)                                   (586,575)            (556,062)
                                                                  --------------------  ------------------
                                                                        $   134,564           $  141,036
                                                                  ====================  ==================



                   See accompanying notes to interim condensed
                             financial statements.

                            TWISTEE TREAT CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                   Three months ended
                                                                      February 28,
                                                                2002                2001
                                                          -----------------   ------------------

Net sales                                                       $      -           $     6,831
Cost of sales                                                          -                 8,445
                                                          -----------------   ------------------
Gross profit (loss)                                                    -                (1,614)

Operating expenses:
  Payroll and contractual expense                                 41,666                58,487
  Depreciation and amortization expense                            6,948                13,072
  Consulting expense                                                   -                17,828
  Legal and professional fees                                      6,000                 3,650
  Other general and administrative                                10,917                56,321
                                                          -----------------   ------------------
                                                                  65,531               149,358
                                                          -----------------   ------------------

Loss from operations                                             (65,531)             (150,972)

Other income (expense):
  Interest income                                                      -                   124
  Interest expense                                                (4,982)                    -
                                                          -----------------   ------------------
                                                                  (4,982)                  124
                                                          -----------------   ------------------
                                                          -----------------   ------------------

                                                          -----------------   ------------------
Net loss                                                      $   (70,513)          $  (150,848)
                                                          =================   ==================

Basic and diluted loss per common share                            $(0.00)               $(0.01)
                                                          =================   ==================

Weighted average shares outstanding                           20,583,506            19,531,186
                                                          =================   ==================




                   See accompanying notes to interim condensed
                             financial statements.

                            TWISTEE TREAT CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                            Nine months ended
                                                                               February 28,
                                                                    -----------------------------------
                                                                         2002                2001
                                                                    -----------------------------------


Cash flows from operating activities:
  Net loss                                                              $   (70,513)       $  (150,848)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                            6,948             13,072
    Stock issued to consultants                                                  -              9,328
  Changes in operating assets and liabilities
    Notes and other receivable                                                   -              3,750
    Inventory                                                                    -             (3,042)
    Accounts payable and accrued expenses                                   (22,607)           23,590
                                                                    ----------------    ---------------
        Net cash provided by (used in) operating activities                 (39,524)          (104,150)
                                                                    ----------------    ---------------

Cash flows from financing activities:
  Overdraft                                                                      -             34,900
  Increase (decrease) on notes payable                                           -             19,250
  Proceeds from sale of common stock                                        40,000             50,000
                                                                    ----------------    ---------------
        Net cash provided by financing activities                           40,000            104,150
                                                                    ----------------    ---------------

Net increase (decrease) in cash and cash equivalents                           476                  -
Cash and cash equivalents at beginning of period                             2,322                  -
                                                                    ----------------    ---------------
Cash and cash equivalents at end of period                              $    2,798           $      -
                                                                    ================    ===============

Cash paid for:
  Interest                                                                $      -           $      -



                   See accompanying notes to interim condensed
                             financial statements.

                            TWISTEE TREAT CORPORATION
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                February 28, 2002


Note 1:Presentation

The condensed balance sheet of the Company as of February 28, 2002, the related condensed statements of operations for the three months ended February 28, 2002 and 2001 and the statements of cash flows for the three months ended February 28, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended February 28, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Twistee Treat Corporation's November 30, 2001 Form 10-KSB.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO THREE MONTHS ENDED FEBRAURY 28, 2000

Net sales for the three months ended February 28, 2002 decreased by $6,831 to $0 from $6,831 for the corresponding period of the prior year due to the Company's lack of emphasis on the sale of its current products. The Company is in the process of re-determining its product line and has not focused on the sale of franchises or its current line of ice cream products.

The Company experienced a decrease in the cost of sales for the three months ended February 28, 2002, which was $0 as compared to the cost of sales for the same period ended February 28, 2001, which was $8,445. Management attributes the decrease in cost of sales for the three months ended February 28, 2002, to the reason discussed above.

Operating expenses for the three months ended February 28, 2002 decreased by $83,827 or 56% to $65,531 from $149,358 for the corresponding period of the prior year. The decrease is attributable to the Company significantly reducing operations. The decrease is attributable to a decrease in operations, professional fees and other general expenses.

Net loss for the three months ended February 28, 2002 decreased by $80,335 to a loss of $70,513 from a loss of $150,848 for the corresponding period of the prior year. For the three months ended February 28, 2002 and 2001 the Company did not record a tax benefit.

Liquidity and Capital Resources

At February 28, 2002, the Company had negative working capital of $700,857.

Net cash provided by financing activities decreased to $40,000 from $104,150. The Company received $40,000 from the sale of its common stock for the three months ended February 28, 2002. The Company those proceeds to pay current expenses.

The Company has no credit line or other bank debt, and has generated its cash from the sale of its common stock. At February 28, 2002, the Company had a stockholders' deficit of $586,575, a decrease of approximately 5% from the $556,062 of stockholders' equity existing at November 30, 2001.

As reflected in the accompanying financial statements and at February 28, 2002, the Company has a working capital deficit of $700,857 and a net loss from operations of $65,531 for the three months ended February 28, 2002. The Company's operations are not sufficient to finance its growth. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and implement its business plan. The Company anticipates issuing additional debt and equity securities and reducing operating overhead. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

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


                                                 TWISTEE TREAT CORPORATION

Date: April 22, 2002                            By: /s/ Stephen Wells
                                                   ---------------------
                                                        Stephen Wells
                                                         President