Form 10QSB/A
period 2002-02-28
TWISTEE TREAT CORP/NV
filed 2002-04-25
CIK 1105713

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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


                  228 West 4th Street, Suite 227, Kansas City,
                                 Missouri 64105
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (816) 842-1116
                            -------------------------
                           (Issuer's telephone number)

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

                                   Yes X No

As of April 23, 2002, 24,227,950 shares of Common Stock of the issuer were outstanding.

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

                                      INDEX

                                     PART I

Item 1.         Financial Statements                                       F-3


Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        F-7

                                     PART II

Item 1.         Legal Proceedings                                          F-8
Item 2.         Changes in Securities and Use of Proceeds                  F-8
Item 6.         Exhibits and Reports on Form 8-K                          F-10

                Signatures                                                F-10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                            TWISTEE TREAT CORPORATION
                             CONDENSED BALANCE SHEET


                                                                               February 28,         November 30,
                                                                                   2002                 2001
                                                                            -----------------      -------------
                                                                                (Unaudited)

ASSETS

Current assets:
  Cash                                                                             $    2,798           $    2,322
  Notes receivable - trade                                                             17,484               17,484
                                                                            --------------------  ------------------
    Total current assets                                                               20,282               19,806

Property and equipment, net                                                           113,132              120,080
Other                                                                                   1,150                1,150
                                                                            --------------------  ------------------
                                                                                  $   134,564           $  141,036
                                                                            ====================  ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                 $  174,475           $  197,082
  Accrued expenses                                                                    294,755              248,107
  Notes payable                                                                       158,309              158,309
  Notes payable - shareholders                                                         93,600               93,600
                                                                            --------------------  ------------------
    Total current liabilities                                                         721,139              697,398
                                                                            --------------------  ------------------

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value, 10,000,000 shares authorized:
    none issued and outstanding                                                             -                    -
  Common stock, $.0001 par value, 50,000,000 shares
    authorized:  19,723,200 and 19,519,950 shares issued and outstanding:               2,423                2,023
  Additional paid-in capital                                                        3,584,652            3,545,052
  Accumulated deficit                                                              (3,998,650)          (3,928,137)
                                                                            --------------------  ------------------
                                                                                     (411,575)            (381,062)
  Less: subscriptions receivable                                                     (175,000)            (175,000)
                                                                            --------------------  ------------------
    Total stockholders' equity (deficit)                                             (586,575)            (556,062)
                                                                            --------------------  ------------------
                                                                                  $   134,564           $  141,036
                                                                            ====================  ==================



              See accompanying notes to interim condensed financial
                                  statements.

                            TWISTEE TREAT CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended
                                                       February 28,
                                                 2002            2001
                                               -------------   --------------

Net sales                                        $      -       $     6,831
Cost of sales                                           -             8,445
                                               -------------   --------------
Gross profit (loss)                                     -             (1,614)

Operating expenses:
  Payroll and contractual expense                  41,666            58,487
  Depreciation and amortization expense             6,948            13,072
  Consulting expense                                    -            17,828
  Legal and professional fees                       6,000             3,650
  Other general and administrative                 10,917            56,321
                                               -------------   --------------
                                                   65,531           149,358
                                               -------------   --------------

Loss from operations                              (65,531)         (150,972)

Other income (expense):
  Interest income                                       -               124
  Interest expense                                 (4,982)                -
                                               -------------   --------------
                                                   (4,982)              124
                                               -------------   --------------
                                               -------------   --------------

                                               -------------   --------------
Net loss                                       $   (70,513)      $  (150,848)
                                               =============   ==============

Basic and diluted loss per common share             $(0.00)           $(0.01)
                                               =============   ==============

Weighted average shares outstanding            20,583,506        19,531,186
                                               =============   ==============


              See accompanying notes to interim condensed financial
                                  statements.

                            TWISTEE TREAT CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine months ended
                                                                          February 28,
                                                                 ---------------------------------
                                                                    2002                2001
                                                                 ---------------------------------

Cash flows from operating activities:
  Net loss                                                         $   (70,513)       $  (150,848)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                       6,948             13,072
    Stock issued to consultants                                             -              9,328
  Changes in operating assets and liabilities
    Notes and other receivable                                              -              3,750
    Inventory                                                               -              (3,042)
    Accounts payable and accrued expenses                              (22,607)           23,590
                                                                 --------------    ---------------
        Net cash provided by (used in) operating activities            (39,524)          (104,150)
                                                                 --------------    ---------------

Cash flows from financing activities:
  Overdraft                                                                 -             34,900
  Increase (decrease) on notes payable                                      -             19,250
  Proceeds from sale of common stock                                   40,000             50,000
                                                                 --------------    ---------------
        Net cash provided by financing activities                      40,000            104,150
                                                                 --------------    ---------------

Net increase (decrease) in cash and cash equivalents                      476                  -
Cash and cash equivalents at beginning of period                        2,322                  -
                                                                 --------------    ---------------
Cash and cash equivalents at end of period                         $    2,798           $      -
                                                                 ==============    ===============

Cash paid for:
  Interest                                                         $        -           $      -


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

GENERAL OVERVIEW

Twistee Treat Corporation ("we" or, the "Company"), was incorporated in Missouri on April 27, 1995 and re-domiciled in Delaware in June 1997. We operated and franchised soft-serve ice cream desserts and an assortment of other foods and beverages in its proprietary cone-shaped buildings and kiosks. Incorporated under the laws of Missouri in 1997, the Company re-domiciled by merger into a Delaware corporation in June of 1999 with the name Twistee Treat Corporation.

Twistee Treat offered specialty ice cream and food products through company owned stores, franchised stores, in-line stores, kiosk units, mobile concession trailers and "Express Grills." We were designed to be a high profile, soft-serve ice cream retail merchant.

In 1998, Stephen Wells, formerly the President of the Company's largest franchisee (Twistee Treat of the Southeast, Inc.), became the President and Chief Executive Officer of the Company. Mr. Wells continued the testing program, begun in 1999, of the Company's "Express Grill" unit, a full-service restaurant loosely based on the design of the Brazier units operating by "Dairy Queen." Management still believes that the "Express Grill" unit will help the Company expand its business, offering a broader menu and inside seating capability. A more detailed description of the Company's history may be found in the Company's latest annual report (10-KSB), which was filed on March 15, 2002, and is accessible on the Internet at: www.edgar-online.com.

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

Net cash provided by financing activities decreased to $40,000 from $104,150. The Company received $40,000 from the sale of its common stock for the three months ended February 28, 2002. The Company utilized those proceeds to pay current expenses.

The Company has no credit line or other bank debt, and has generated its cash from the sale of its common stock. At February 28, 2002, the Company had a stockholders' deficit of $586,575, an increase of approximately 5% from the $556,062 of stockholders' deficit existing at November 30, 2001.

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

ITEM 2: Changes in Securities and Use of Proceeds

We sold 4,000,000 shares of our stock for $40,000 on February 20, 2002 to an entity. We believe that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as the recipient had sufficient knowledge and experience in financial and business matters that they it was able to evaluate the merits and risks of an investment in Twistee Treat Corporation, and since the transaction was non-recurring and privately negotiated

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits
         None.

         b) Reports on Form 8-K

               (i) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TWISTEE TREAT CORPORATION



Date: April 24, 2002                       By: /s/ Stephen Wells
                                               ------------------
                                                 Stephen Wells
                                                 President