Form 10QSB
period 2002-05-31
TWISTEE TREAT CORP/NV
filed 2002-07-22
CIK 1105713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the quarterly period ended May 31, 2002

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-29439
                                                -------


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

                            Yes  [x]       No [ ]

As of July 18, 2002, 27,827,950 shares of Common Stock of the issuer were outstanding.

                            TWISTEE TREAT CORPORATION
                                  FORM 10-QSB

                                      INDEX

                                     PART I


Item 1.   Financial Statements                                               F-3

Item 2.   Management's Discussion and Analysis of Financial Condition        F-7
          and Results of Operations

                                     PART II

Item 1.   Legal Proceedings                                                  F-9

Item 6.   Exhibits and Reports on Form 8-K                                  F-10

          Signatures                                                        F-10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            TWISTEE TREAT CORPORATION
                            CONDENSED BALANCE SHEET


                                                                             MAY 31,      NOVEMBER 30,
                                                                               2002           2001
                                                                           ------------  --------------
                                                                           (UNAUDITED)
                                         ASSETS

Current assets:
  Cash                                                                     $     6,040   $       2,322
  Notes receivable - trade                                                      17,484          17,484
  Prepaid assets                                                                    62               -
                                                                           ------------  --------------
    Total current assets                                                        23,586          19,806

Property and equipment, net                                                    106,185         120,080
Other                                                                            1,150           1,150
                                                                           ------------  --------------
                                                                           $   130,921   $     141,036
                                                                           ============  ==============


                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                                 $   194,384   $     197,082
  Accrued expenses                                                             299,900         248,107
  Notes payable                                                                158,309         158,309
  Notes payable - shareholders                                                  87,117          93,600
                                                                           ------------  --------------
    Total current liabilities                                                  739,710         697,398
                                                                           ------------  --------------

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value, 10,000,000 shares authorized:
    none issued and outstanding                                                      -               -
  Common stock, $.0001 par value, 50,000,000 shares
    authorized: 27,827,950 and 20,227,950 shares issued and outstanding:         2,783           2,023
  Additional paid-in capital                                                 3,620,292       3,545,052
  Accumulated deficit                                                       (4,056,864)     (3,928,137)
                                                                           ------------  --------------
                                                                              (433,789)       (381,062)
  Less: subscriptions receivable                                              (175,000)       (175,000)
                                                                           ------------  --------------
    Total stockholders' equity (deficit)                                      (608,789)       (556,062)
                                                                           ------------  --------------
                                                                           $   130,921   $     141,036
                                                                           ============  ==============

        See accompanying notes to interim condensed financial statements.

                            TWISTEE TREAT CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                             THREE MONTHS ENDED
                                                    MAY 31,            SIX MONTHS ENDED MAY 31,
                                              2002          2001          2002          2001
                                          ------------  ------------  ------------  ------------
Net sales                                 $         -   $     1,859   $         -   $     8,690
Cost of sales                                       -         1,087             -         9,532
                                          ------------  ------------  ------------  ------------
Gross profit (loss)                                 -           772             -          (842)

Operating expenses:
  Payroll and contractual expense                   -        14,330        41,666        81,198
  Depreciation and amortization expense         6,947             -        13,895        13,072
  Consulting expense                                -         2,799             -        20,627
  Legal and professional fees                  39,946        67,142        45,946        70,792
  Other general and administrative              8,009        29,410        18,926        77,351
                                          ------------  ------------  ------------  ------------
                                               54,902       113,681       120,433       263,040
                                          ------------  ------------  ------------  ------------

Loss from operations                          (54,902)     (112,909)     (120,433)     (263,882)

Other income (expense):
  Interest income                                   -            22             -           147
  Interest expense                             (5,745)            -       (10,727)       (7,500)
  Other income (expense)                        2,433             -         2,433             -
                                          ------------  ------------  ------------  ------------
                                               (3,312)           22        (8,294)       (7,353)
                                          ------------  ------------  ------------  ------------

                                          ------------  ------------  ------------  ------------
Net loss                                  $   (51,590)  $  (112,887)  $  (128,727)  $  (271,235)
                                          ============  ============  ============  ============
Basic and diluted loss per common share   $      0.00   $      0.01   $      0.01   $      0.01
                                          ============  ============  ============  ============
Weighted average shares outstanding        24,901,863    19,529,950    22,924,653    19,552,159
                                          ============  ============  ============  ============

        See accompanying notes to interim condensed financial statements.

                                 TWISTEE TREAT CORPORATION
                             CONDENSED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)


                                                                 SIX MONTHS ENDED MAY 31,
                                                             ------------------------------
                                                                  2002            2001
                                                             ---------------  -------------
Cash flows from operating activities:
  Net loss                                                   $     (128,727)  $   (271,235)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                    13,895         13,073
    Stock issued to consultants                                           -          9,315
  Changes in operating assets and liabilities
    Notes and other receivable                                          (62)         7,500
    Inventory                                                             -         (2,572)
    Accounts payable and accrued expenses                            49,095         97,508
                                                             ---------------  -------------
        Net cash provided by (used in) operating activities         (65,799)      (146,411)
                                                             ---------------  -------------
Cash flows from investing activities:
                                                             ---------------  -------------
  Purchase of equipment                                                   -              -
                                                             ---------------  -------------

Cash flows from financing activities:
  Net proceeds (payments) on notes payable                           (6,483)        41,398
  Proceeds from sale of common stock                                 76,000        105,013
                                                             ---------------  -------------
        Net cash provided by financing activities                    69,517        146,411
                                                             ---------------  -------------

Net increase (decrease) in cash and cash equivalents                  3,718              -
Cash and cash equivalents at beginning of period                      2,322              -
                                                             ---------------  -------------
Cash and cash equivalents at end of period                   $        6,040   $          -
                                                             ===============  =============

Cash paid for:
  Interest                                                   $            -   $          -

        See accompanying notes to interim condensed financial statements.

                            TWISTEE TREAT CORPORATION
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  MAY 31, 2001


Note 1:   Presentation

The condensed balance sheet of the Company as of May 31, 2002, the related condensed statements of operations for the three and six months ended May 31, 2002 and 2001 and the statements of cash flows for the six months ended May 31, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended May 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Twistee Treat Corporation's November 30, 2001 Form 10-KSB.

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

The Company is in the process of determining its business plan including its product line and has limited operations. Steven Levin was appointed President in July 2002 and is in the process of identifying opportunities.

RESULTS  OF  OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2002 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2001

There were no net sales for the three months ended May 31, 2002 and 2001. The Company is in the process of re-determining its product line and has not focused on the sale of franchises or its current line of ice cream products. For the six months ended May 31, 2002 revenues decreased $8,690 to $0 from $8,690 for the six months ended May 31, 2001.

There was no cost of sales for the three months ended May 31, 2002 and 2001. For the six months ended May 31, 2002 cost of sales decreased $9,532 to $0 from $9,532 for the six months ended May 31, 2001 for the reason discussed above.

Operating expenses for the three months ended May 31, 2002 decreased by $58,779 or 52% to $54,902 from $113,681 for the corresponding period of the prior year. The decrease is attributable to the Company significantly reducing operations.
For the six month period ending May 31, 2001 operating expenses decreased $142,607 or 54% to $120,433 from $263,040 for the corresponding period of the prior year. The decrease is attributable to a decrease in payroll, professional fees and other general expenses.

Net loss for the three months ended May 31, 2002 decreased by $61,297 to a loss of $51,590 from a loss of $112,887 for the corresponding period of the prior year. For the three months ended May 31, 2002 and 2001 the Company did not record a tax benefit. For the six months ended May 31, 2002, the net loss decreased $142,508 to a loss of $128,727 from a net loss of $271,235 for the corresponding period of the previous year. The Company's did not record a tax benefit for the six months ended May 31, 2002 and 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At May 31, 2002 the Company had negative working capital of $716,124 including cash of $6,040. This compares with negative working capital of $677,592 including cash of $2,322 for the corresponding period of the prior year.

For the six months ended May 31, 2002 cash used in operations decreased to $65,799 from cash used in operations of $146,411 for the corresponding period of the prior year.

For the six months ended May 31, 2002 and 2001, there was no cash used in investing activities. The company has reduced its operations and correspondingly its purchases of property and equipment.

Net cash provided by financing activities decreased to $69,517 from $146,411. The Company received $76,000 from the sale of its common stock for the six months ended May 31, 2002. The Company received $105,013 from the sale of its common stock for the six months ended May 31, 2001. The Company used part of those proceeds to pay down notes payable.

The Company has no credit line or other bank debt, and has generated its cash for operations from the sale of its common stock. At May 31, 2002, the Company had a stockholders' deficit of $608,789, a decrease of approximately 9% from the $556,062 of stockholders' equity existing at November 30, 2001.

As reflected in the accompanying financial statements and at May 31, 2002, the Company has a working capital deficit of $716,124 and a net loss from operations of $120,433 for the six months ended May 31, 2002. The Company's operations are not sufficient to finance its growth. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and implement its business plan. The Company anticipates issuing additional debt and equity securities and reducing operating overhead. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

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

Reliance on Key Management: The success of the Company is highly dependent upon the continued services of Steven Levin, its President and CEO, who is the primary person responsible for building the Company's renewed franchise, regional development and licensing business. If Mr. Levin were to leave the Company, it could have a materially adverse effect upon the business and operations of the Company.

OTHER INFORMATION

Item 1:   Legal Proceedings

We are not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.


Item 2.   Changes  In  Securities

During May 2002, Stephen Wells, the former President, acquired 35,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock were later rescinded and canceled in connection with a settlement agreement.

During April and May 2002, Calder Investments acquired 3,600,000 shares of common stock.


Item 5.   Other  Information

Steven Wells, President resigned effective May 16, 2002 and reached a settlement agreement with the Company for $25,000. Mr. Wells waived all claims and obligations against the Company.

Mr. Steven Levin became President in July 2002. The Company is in process of a negotiating an employment agreement with Mr. Levin.


PART II - OTHER INFORMATION

Item 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

          a)  Exhibits
          27.1 Financial  Data  Schedule

          b)  Reports  on  Form  8-K

          (i) Report on Form 8-K dated May 3, 2002, announcing the acquisition of 3,500,000 shares of Series A convertible preferred stock for $35,000 by Stephen Wells.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               TWISTEE  TREAT  CORPORATION

Date:  July 18, 2002
                                               By:
                                                  ------------------------------
                                                     /s/ James A. Tilton
                                                     Director