Form 10QSB
period 2002-08-31
TWISTEE TREAT CORP/NV
filed 2002-10-15
CIK 1105713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2002

                                       OR

      [   ]TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT
                                    OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-29439
                                                -------


                            TWISTEE TREAT CORPORATION
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                  43-1796315
          -------------------                        -------------------
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                  Identification No.)


                710 West 24th Street, Kansas City, Missouri 64108
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (877) 667-9377
                                 --------------
                          (Issuer's telephone number)

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

                              Yes  [X]    No  [ ]

As of October 14, 2002, 28,577,950 shares of Common Stock of the issuer were outstanding.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            F-7


                                    PART II

Item 1.     Legal Proceedings                                                F-9

Item 6.     Exhibits and Reports on Form 8-K                                F-10

            Signatures                                                      F-10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       TWISTEE TREAT CORPORATION
                                        CONDENSED BALANCE SHEET

                                                                            AUGUST 31,    NOVEMBER 30,
                                                                               2002           2001
                                                                           ===========================
                                                                           (UNAUDITED)
ASSETS

Current assets:
  Cash                                                                     $     8,798   $       2,322
  Notes receivable - trade                                                           -          17,484
                                                                           ------------  --------------
    Total current assets                                                         8,798          19,806
                                                                           ------------  --------------

Property and equipment, net                                                     99,237         120,080
Other                                                                                -           1,150
                                                                           ------------  --------------
                                                                           $   108,035   $     141,036
                                                                           ------------  --------------


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities                                 $   194,384   $     197,082
  Accrued expenses                                                              20,269         248,107
  Notes payable                                                                113,163         158,309
  Notes payable - shareholders                                                  41,600          93,600
                                                                           ------------  --------------
    Total current liabilities                                                  369,416         697,398
                                                                           ------------  --------------

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value, 10,000,000 shares authorized:
    none issued and outstanding                                                      -               -
  Common stock, $.0001 par value, 50,000,000 shares
    authorized: 28,577,950 and 20,227,950 shares issued and outstanding:         2,858           2,023
  Additional paid-in capital                                                 3,640,217       3,545,052
  Accumulated deficit                                                       (3,804,456)     (3,928,137)
                                                                           ------------  --------------
                                                                              (161,381)       (381,062)
  Less: subscriptions receivable                                              (100,000)       (175,000)
                                                                           ------------  --------------
    Total stockholders' equity (deficit)                                      (261,381)       (556,062)
                                                                           ------------  --------------
                                                                           $   108,035   $     141,036
                                                                           ============  ==============


        See accompanying notes to interim condensed financial statements.

                                        TWISTEE TREAT CORPORATION
                                    CONDENSED STATEMENT OF OPERATIONS
                                               (UNAUDITED)

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                           AUGUST 31,                AUGUST 31,
                                                          ============              ============
                                                       2002         2001          2002          2001
                                                   ------------  -----------  ------------  ------------
Net sales                                          $         -   $    3,651   $         -   $     8,690
Cost of sales                                                -       10,738             -         9,532
                                                   ------------  -----------  ------------  ------------
Gross profit (loss)                                          -       (7,087)            -          (842)

Operating expenses:
  Payroll and contractual expense                      (41,666)      40,170             -        81,198
  Depreciation and amortization expense                  6,948       20,852        20,843        13,072
  Consulting expense                                     5,000        6,000         5,000        20,627
  Legal and professional fees                                -       42,202        45,946        70,792
  Other general and administrative                      19,726       61,694        38,652        80,845
  Gain on settlement                                  (246,386)           -      (246,386)            -
                                                   ------------  -----------  ------------  ------------
                                                      (256,378)     170,918      (135,945)      266,534
                                                   ------------  -----------  ------------  ------------

Income (loss) from operations                          256,378     (178,005)      135,945      (267,376)

Other income (expense):
  Interest income                                            -          836             -           166
  Interest expense                                      (4,006)      (4,000)      (14,733)       (7,791)
  Other income (expense)                                    36            -         2,469             -
                                                   ------------  -----------  ------------  ------------
                                                        (3,970)      (3,164)      (12,264)       (7,625)
                                                   ------------  -----------  ------------  ------------

                                                   ------------  -----------  ------------  ------------
Net income (loss)                                  $   252,408   $ (181,169)  $   123,681   $  (275,001)
                                                   ============  ===========  ============  ============
Basic and diluted income (loss) per common
share                                              $      0.01   $    (0.01)  $      0.00   $     (0.01)
                                                   ============  ===========  ============  ============

Weighted average shares outstanding                 28,531,754    6,350,810    24,807,330    19,519,950
                                                   ============  ===========  ============  ============

        See accompanying notes to interim condensed financial statements.

                              TWISTEE TREAT CORPORATION
                          CONDENSED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                    AUGUST 31,
                                                              ----------------------
                                                                 2002        2001
                                                              ======================

Cash flows from operating activities:
  Net income (loss)                                           $ 123,681   $(275,001)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                20,843      13,073
    Bad debt                                                     17,484
    Stock issued to consultants                                       -       9,315
    Gain on settlement and forgiveness of debt                 (384,698)          -
  Changes in operating assets and liabilities
    Notes and other assets                                        1,150       7,500
    Inventory                                                         -      (2,572)
    Accounts payable and accrued expenses                       132,016      61,225
                                                               ---------  ----------
       Net cash provided by (used in) operating activities      (89,524)   (186,460)
                                                               ---------  ----------
Cash flows from investing activities:
                                                               ---------  ----------
  Purchase of equipment                                               -           -
                                                               ---------  ----------
Cash flows from financing activities:
  Net proceeds (payments) on notes payable                            -      83,895
  Proceeds from sale of common stock                             96,000     105,013
                                                               ---------  ----------
       Net cash provided by financing activities                 96,000     188,908
                                                               ---------  ----------

Net increase (decrease) in cash and cash equivalents              6,476       2,448
Cash and cash equivalents at beginning of period                  2,322           -
                                                               ---------  ----------
Cash and cash equivalents at end of period                    $   8,798   $   2,448
                                                              =========== ==========

Non-cash items:
  Notes receivable for subscriptions receivable               $  75,000   $       -


        See accompanying notes to interim condensed financial statements.

                            TWISTEE TREAT CORPORATION
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                AUGUST 31, 2002


Note 1:Presentation

The condensed balance sheet of the Company as of August 31, 2002, the related condensed statements of operations for the three and nine months ended August 31, 2002 and 2001 and the statements of cash flows for the nine months ended August 31, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended August 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Twistee Treat Corporation's November 30, 2001 Form 10-KSB.

Note 2: Settlement

On July 29, 2002, Twistee entered into a settlement agreement with its former President, Steven Wells. Twistee agreed to pay Mr. Wells $25,000 in cash and Mr. Wells returned 1,250,000 shares of his common stock and an option to acquire 2,500,000 shares of common stock at $.0.02 per share and forgive all his other claims against Twistee. Accordingly, Twistee reversed his accrued salary and reversed 2 notes payable. The 1,250,000 shares were immediately canceled.

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

The Company is in the process of determining its business plan including its product line and has limited operations. Steven Levin was appointed Chief Executive Officer and James A. Tilton was appointed President in July 2002 and is in the process of identifying opportunities.

RESULTS  OF  OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2002 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED MAY 31, 2001

There were no net sales for the three and nine months ended August 31, 2002 and 2001. The Company is in the process of re-determining its product line and has not focused on the sale of franchises or its current line of ice cream products. For the three months ended August 31, 2002 revenues were $3,651 for the nine months ended August 31, 2001 revenues were $8,690.

There was no cost of sales for the three and nine months ended August 31, 2002 and 2001. For the three months ended August 31, 2001 cost of sales were $10,738 and for the nine months ended August 31, 2001 cost of sales were $9,532 for the reason discussed above.

Operating expenses for the three months ended August 31, 2002 decreased by $427,296 or 250% to $(256,378) from $170,918 for the corresponding period of the prior year. The increase is attributable to the Company significantly reducing operations and entering into a settlement agreement with its former president and agreed to pay him $25,000. The Company reversed accrued payroll of $41,666 recorded in the first 2 quarters of 2002 and reversed accrued salaries of $212,000. The Company also reversed 2 notes payable totaling $22,017. For the nine month period ending August 31, 2002 operating expenses decreased $402,479 or 151% to $(135,945) from $266,534 for the corresponding period of the prior year. The decrease is attributable to the settlement discussed above and a decrease in payroll, professional fees and other general expenses.

Net income (loss) for the three months ended August 31, 2002 increased by $433,577 to income of $252,408 from a loss of $(181,169) for the corresponding period of the prior year. For the three months ended August 31, 2002 and 2001 the Company did not record a tax provision (benefit). For the nine months ended August 31, 2002, net income increased $398,682 to net income of $123,681 from a net loss of $(275,001) for the corresponding period of the previous year. The Company's did not record a tax provision (benefit) for the nine months ended August 31, 2002 and 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At August 31, 2002 the Company had negative working capital of $360,618 including cash of $8,798. This compares with negative working capital of $716,124 including cash of $6,040 for the prior quarter.

For the nine months ended August 31, 2002 cash used in operations decreased to $89,524 from cash used in operations of $186,460 for the corresponding period of the prior year.

For the nine months ended August 31, 2002 and 2001, there was no cash used in investing activities. The company has reduced its operations and correspondingly its purchases of property and equipment.

Net cash provided by financing activities decreased to $96,000 from $188,908. The Company received $96,000 from the sale of its common stock for the nine months ended August 31, 2002. The Company received $105,013 from the sale of its common stock for the nine months ended May 31, 2001. The Company used part of those proceeds to pay down notes payable.

The Company has no credit line or other bank debt, and has generated its cash for operations from the sale of its common stock. At August 31, 2002, the Company had a stockholders' deficit of $261,381, an increase of approximately 53% from the $556,062 of stockholders' equity existing at November 30, 2001.

As reflected in the accompanying financial statements and at August 31, 2002, the Company has a working capital deficit of $360,618. The Company's operations are not sufficient to finance its growth. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and implement its business plan. The Company anticipates issuing additional debt and equity securities and reducing operating overhead. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

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

Dairy commodity costs are volatile: It is possible that at some future date both gross margins and earnings may not be adequately protected by pricing adjustments, cost control programs and productivity gai2ns. To the extent that the Company is unable to effectively predict, and take actions to protect against, significant increases in the raw materials it uses to produce its frozen desert products, it could have a materially adverse impact on its ability to sell such products to its franchisees and licensees, or to recognize sufficient margins from sales to make the business economically viable.

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

Reliance on Key Management: The success of the Company is highly dependent upon the continued services of Steven Levin, its CEO, who is the primary person responsible for building the Company's renewed franchise, regional development and licensing business. If Mr. Levin were to leave the Company, it could have a materially adverse effect upon the business and operations of the Company.

OTHER INFORMATION

Item 1: Legal Proceedings

We are not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.

Item 2. Changes In Securities

During July 2002, Stephen Wells, the former President, returned 1,250,000 shares of Common Stock. The Common Stock was canceled by the Company in connection with a settlement agreement.

During June and July 2002, Calder Investments acquired 2,000,000 shares of common stock.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits

       99.1 Certification of Chief Executive Officer and Chief Financial Officer

       b) Reports on Form 8-K

       None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TWISTEE TREAT CORPORATION

Date:  October 14, 2002                    By:
                                              ---------------------------------
                                              /s/  James A. Tilton
                                              President, CFO and Director