Form 10KSB
period 2002-11-30
TWISTEE TREAT CORP/NV
filed 2003-03-17
CIK 1105713

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD   FROM             TO
                                 ----------     ----------

COMMISSION FILE NUMBER 294339

                               TWISTEE TREAT CORPORATION
                        --------------------------------
                 (Name of Small Business Issuer in Its charter)

                      Delaware                                    43-1796135
             ------------------------                         ------------------
         (State or Other Jurisdiction of                        (I.R.S. Employer
         Incorporation or Organization)                   Identification Number)

                  710 W. 24th Street
              Kansas City, Missouri                                   64108
             ------------------------                         ------------------
     (Address of Principal Executive Offices)                       (Zip Code)

                                (877) 667-9377
                   -------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

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

State issuer's revenues for its most recent fiscal year.  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $317,107

  3,007,795 Shares of Common Stock, par value $.001 Outstanding as of March 17,
                                      2003

                            TWISTEE TREAT CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED NOVEMBER 30, 2002

Table of Contents

PART I

Item 1.  BUSINESS                                                              4

Item 2.  PROPERTIES                                                            7

Item 3.  LEGAL PROCEEDINGS                                                     8

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   8


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS 8

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                           10

Item 7.  FINANCIAL STATEMENTS                                                 14

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE                                           14


PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   15

Item 10.  EXECUTIVE COMPENSATION                                              17

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT                                                                17

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      17

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                                    18

Item 14.  CONTROLS AND PROCEDURES                                             18

PART I

CAUTIONARY STATEMENT. Statements contained herein that are not based on historical fact, including without limitation, statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements."

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Twistee Treat Corporation business concept; our ability to attract capital for development; liability and other claims asserted against us; our need for a strategic partner to pursue our business concept; and other factors referenced in our filings with the Securities and Exchange Commission.

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

     Twistee Treat signed a co-branding agreement with Gourmet's Choice Coffee Company, Inc., and opened a first co-branded store in Warrensburg, Missouri on February 21, 2000 which agreement was later rescinded.

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

     On July 29, 2002, Twistee Treat entered into a settlement agreement with its former President, Steven Wells. Twistee Treat agreed to pay Mr. Wells $25,000 in cash and Mr. Wells agreed to cancel the 3,500,000 shares of preferred stock previously issued, resigned as an officer and director, canceled and terminated a security agreement, returned 125,000 shares of common stock for cancellation as well as an option to acquire 250,000 shares of common stock at $0.20 per share, and release all claims against Twistee Treat.


     In September 2002, the Company entered into an agreement with Capitalink, L.C. which provided that Capitalink would provide the Company with financial advisory Services and investment banking services in consideration for 125,000 post split shares of Company common stock.

     As of November 30, 2002, the Company had three inactive franchises. The Company has no existing operations and is pursuing a strategic partner to assist it in developing the Twistee Treat concept. The Company conducted no operations during the fiscal year ended November 30, 2002 and is currently in discussions with potential partners to pursue its business strategy.

     Twistee Treat currently has no operations but is seeking a strategic partner to assist it in developing the Twistee Treat concept.

Recent Developments.

     On November 11, 2002, the Board of Directors authorized a 10 to 1 reverse stock split of Twistee Treat's common stock.

ITEM  2:  PROPERTIES

     Our principal executive offices are located at 710 W. 24th Street, Kansas City, Missouri, which is the office space of Gourmet Coffee, of which our officers are affiliated. The Company does not pay any rent for use of such facilities, and such lease is a verbal agreement on a month to month basis.
The assets of Twistee Treat are located in a 10,000 square foot warehouse in Missouri where the Company pays $1,000 a month on a month to month basis.

ITEM  3:  LEGAL  PROCEEDINGS

     Except as disclosed below, we are not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.

     Twistee Treat was named as a defendant in a collections lawsuit filed by an individual in the amount of $10,000. In response, Twistee Treat filed a third party complaint against the individual for various fraudulent transactions. The case was settled and Twistee Treat paid $7,500.

     The Company has a dispute with a law firm regarding past due fees. The law firm Feldhake, August & Roquemore LLP received a default judgment for $16,349.94 composed of principal and interest on May 28, 2002 in the Superior Court of California, County of Orange styled as case number 01HL04797.

     The Company filed a lawsuit on February 5, 2003 against 3866955 Canada Inc., Liptok, Inc., Twistee Treat Canada, 3585468 Canada, Inc., Andrew Evans and Twisters Ice Cream in the United States District Court in the Southern District of Florida styled as cause number 03-60168. The Company is seeking a declaratory judgment with respect to the sole and exclusive right to a trademark and service mark relating to a building design. Among the other causes of action brought by the Company include the following: falsity and fraud in trademark application; federal trademark infringement; trade dress infringement; unfair competition and false designation of origin; common law trademark, trade name infringement and unfair competition; and domain infringement.

ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

PART  II

ITEM  5:  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded in the Over-the-Counter market and was quoted on the electronic Bulletin Board under the symbol "TWTE" prior to the reverse stock split at which time the symbol became "TSEE". The following table represents the range of the high and low bid prices of our stock as reported by the NASDAQ Trading and Market Services for each fiscal quarter for the last two fiscal years ending November 30, 2001, and 2002, respectively. These quotations represent prices between dealers, may not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

Year          Quarter          High          Low

2001          First  Quarter   $.20          $.07
              Second  Quarter  $.16          $.03
              Third  Quarter   $.033         $.01
              Fourth  Quarter  $.016         $.006

2002          First  Quarter   $.23          $.06
              Second  Quarter  $.12          $.09
              Third  Quarter   $.13          $.07
              Fourth  Quarter  $.25          $.031

     Twistee Treat has authorized a total of 50,000,000 shares of its Common Stock, $0.001 par value per share. As of November 30, 2002, we had a total of 3,007,795 shares of our Common Stock issued and outstanding. We have also authorized 10,000,000 shares of preferred stock, $0.001 par value, and none of them are outstanding. Management has the right to control 68% of our outstanding shares. We have 6,000,000 common shares subject to options to purchase shares at a price of $.03 per share at any time until their expiration in November 2003. In addition there are 91,000 common shares subject to warrants to purchase shares at a price of $.075 per share which expire in December 2007.

Dividends.

     We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Private  Equity  Transactions.

     On November 11, 2002, the Board of Directors authorized a 10 to 1 reverse stock split of Twistee Treat's common stock.

     In September 2002, the Company entered into an agreement with Capitalink, L.C. to Provide financial advisory services and investment banking services in consideration for the issuance of 125,000 shares of Company common stock.

     On July 29, 2002, Twistee Treat entered into a settlement agreement with its former President, Steven Wells. Twistee Treat agreed to pay Mr. Wells $25,000 in cash and Mr. Wells agreed to cancel the 3,500,000 shares of preferred stock previously issued, resigned as an officer and director, canceled and terminated a security agreement, returned 125,000 shares of common stock for cancellation as well as an option to acquire 250,000 shares of common stock at $0.20 per share, and release all claims against Twistee Treat.

     During the year ended November 30, 2002, Twistee Treat issued 1,110,000 shares of common stock for cash of $111,000 or $0.10 per share.

     In March 2001, Twistee Treat issued 63,800 shares of common stock for consulting services having a fair value of $64,386.

     In March 2000, Twistee Treat offered subscriptions pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended, of 800,000 (post reverse split) shares of common stock to accredited investors. The purchase price was $1.25 (post reverse split) per share. As of March 31, 2000, subscriptions for 800,000 shares totaling $1,000,000 were received at which time the offer was closed. As of November 30, 2002, Twistee Treat has received cash consideration of $900,000 for the common stock subscribed.

     On November 20, 2000, Steve Wells sold 127,500 shares of Twistee Treat's common stock to James Tilton. Mr. Wells decided to transfer the shares to induce Mr. Tilton to become CFO of Twistee Treat. Mr. Wells did not want the shareholders of Twistee Treat to experience any further dilution, and therefore sold his personally owned shares of stock rather than stock through an issuance from Twistee Treat.



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

Overview.

     Twistee Treat operated and franchised soft-serve ice cream desserts and an assortment of other foods and beverages in its proprietary, cone-shaped buildings and kiosks. Incorporated under the laws of Missouri in 1997, we redomiciled by merger into a Delaware corporation in June of 1999 with the name Twistee Treat Corporation. On April 6, 2000, we purchased a publicly-reporting Nevada corporation, Perfection Plus, Inc., as described more fully in our Form 8-K filed with the Securities and Exchange Commission on April 8, 2000, and as subsequently amended. In 1998, Stephen Wells, formerly the president of our largest franchisee (Twistee Treat of the Southeast, Inc.), became our President and Chief Executive Officer. Mr. Wells continued the testing program, begun in 1999, of our "Express Grill" unit, a full-service restaurant loosely based on the design of the Brazier units operating by "Dairy Queen." During the year ended November 30, 2002, the Company did not have any operations and as of November 30, 2002, it had three inactive franchises.

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

     There were no net sales during the year ended November 30, 2002. The Company is focusing on establishing relationships with a strategic partner to pursue the Twistee Treat business concept. For the fiscal year ended November 30, 2002, our net sales were $0 compared to $11,190 for the same period ended
 November 30, 2001.  This resulted in a  decrease in net  sales  of  $11,190.

Cost  of  Sales.

Cost of sales were $0 for the year ended November 30, 2002 as compared to $9,532 for the year ended November 30, 2001. The decrease of $9,532 occurred due to the reason discussed above.

Gross  Profit  (Loss).

We generated a loss of $0 for the fiscal year ended November 30, 2002 compared to a profit of $1,658 for the fiscal year ended November 30, 2001. The decrease of our gross profit by $1,658 is attributable to our lack of sales.

Operating  Expenses.

     Operating expenses for the fiscal year ended November 30, 2002 equaled ($180,869) as compared to $752,522 for the same period ended November 30, 2001. The decrease in operating expenses is primarily due to the inclusion of a ($246,386) gain on settlement resulting from our settlement agreement with our former president and the cancellation of other obligations that had no support and that have not been pursued by debtors for ($177,114), as well as a decrease in payroll and contractual compensation by $211,198, legal and professional fees by $44,084 or 62.3%, and an impairment of $235,890 of the value of its assets due to the decreased operations reported for the year ended November 30, 2001. Other general and administrative expenses incurred by us for the fiscal year ended November 30, 2002 were $93,133 as compared to $0 for the fiscal year ended November 30, 2001. This represented an increase of $93,133 over general and administrative expenses we incurred for the period ended November 30, 2001. Our consulting fees were $95,000 for the fiscal year ended November 30, 2002 as compared to $85,071 for the year ended November 30, 2001. This resulted in an increase of $9,929. As a result of our operating expenses, we experienced total income from operations of $180,869 for the fiscal year ended November 30, 2002, compared to a total loss from operations ($750,864) for fiscal year 2001. The largest factor attributable to the decrease in loss from operations was the inclusion of a ($423,500) gain on settlement.

Net  Loss  Per  Share.

Twistee Treat's net income per common share and equivalence -- basic and diluted for the fiscal year ended November 30, 2002 equaled $.07 per share compared to net loss per common share for the year ended November 30, 2001 of ($.38).

Liquidity  and  Capital  Resources.

     As of November 30, 2002, we had cash of $15,962. Net cash used in operations in fiscal year 2002 was $115,214, a decrease of 27% from $156,799 (representing the amount of net cash used in operations during the same period in 2001). Non-cash adjustments for fiscal year 2002 primarily consisted of a gain on settlement of $423,500 and $90,000 from options issued for services.

     Our debt structure includes total current liabilities of $215,369 at November 30, 2002.

     Cash flows from financing activities by Twistee Treat totaled $128,854 for the fiscal year ended November 30, 2002, consisting of payments of note payable of ($57,146) and proceeds from the sale of common stock of $186,000.

     Twistee Treat has no credit line or other bank debt, and has generated cash for its operations from the sale of our common stock, $.0001 par value. As of November 30, 2002, the Company has an accumulated deficit of $3,755,192. We require equity or debt financing to restart our operations. To the extent that we cannot obtain such financing on terms that we would consider favorable, or at all, it could have a materially adverse impact on our ability to have operations, if at all, and take advantage of the opportunities we would like to develop during fiscal year 2003 and beyond. There can be no assurance that we will be able successfully to raise the cash proceeds we require to implement our business plan as currently envisioned.

Risk  Factors.

     Substantial Doubt about Company's Ability to Continue as a Going Concern. Malone & Bailey, PLCC, the Company's auditor, have issued an opinion that the current conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company requires working capital to restart its operations and pursue a business strategy. In the event the Company is unable to raise capital it will be forced to curtail operations and it may cease to perform any business.

     Reliance on Finding Suitable Strategic Partner. It is imperative that we find a suitable strategic partner to move forward with our business concept. In the event a suitable strategic partner is not located, it is unlikely that we will pursue our business concept and an investment in our Company will likely be worthless.

     Dependence Upon External Financing. It is imperative that we raise capital to stay in business. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to restart operations, or to implement our business plan as we envision it today.


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

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The names, ages and positions of the directors and executive officers of Twistee Treat are set forth below. Biographical information for each of these persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.

Directors  and  Officers.

Name               Age     Position  Held
----               ---     --------------
Steven  Levin      37      Chief  Executive  Officer  and  Director
James  Tilton      41      President,  Chief  Financial  Officer,
                           Secretary, and  Director
Gordon  Wilson     60      Director

Steven Levin was appointed President and Director in July 2002. From 1999 through 2002, Mr. Levin served as a private consultant to various companies
specializing in restructuring and start-up companies   From 1997 through 1999,
Mr. Levin served as Executive Vice President for Mikron Instrument Company, ISO 9001 (NASDAQ-MIKR) Oakland, New Jersey, a manufacturer and marketer of infrared non-contact temperature measuring equipment and thermal imagers.
Mr. Levin graduated in 1988 from the University of Miami with a Bachelor of Business Administration and a minor in Finance.

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

Gordon Wilson was appointed a director of the company in 2002. Mr. Wilson has been a successful senior executive, team leader and trouble shooter having set up, developed and turned around UK and International trading operations for major banking, financial services and trading groups in East and Western Europe, Middle East, Africa and North America. He presently is a director of a number of UK companies including Wilton Corporate Finance a member of the WiltonGroup.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

To the Company's knowledge, no person required to file such Reports, has made the required filings.


ITEM  10.  EXECUTIVE  COMPENSATION

The following table is a summary of annual compensation paid to the Company's executives during the three fiscal years ended November 30, 2002.

Name  and  Principal                                           Other  Annual
Position                    Year     Salary          Bonus     Allowance(1)
--------                    ----     ------          -----     ------------
Steven  Levin               2002     $120,000(2)
Chief  Executive  Officer
Stephen  Wells              2002     $25,000
President                   2001     $150,000(3)     None           -
                            2000     $150,000(4)     None           -

(1) The named executive officers did not receive perquisites or other benefits valued in excess of 10% of the total reported annual salary and bonus.
(2) Mr. Levin was issued options to purchase 3,000,000 shares at $.03 per share which expire in November 2003 which were valued at $90,000.
(3) We accrued $130,000 for Mr. Wells through November 30, 2001 which was extinguished as part of a settlement agreement.
(4) We have accrued $62,000 for Mr. Wells through November 30, 2000 which was extinguished as part of a settlement agreement.

     In November 2002, we granted 3,000,000 options to each of Steven Levin and James Tilton with an exercise price of $.03 per share which expire in November 2003. These options were valued at $90,000 to each of Messrs. Levin and Tilton.

EMPLOYMENT  AGREEMENTS

Effective January 1, 1999, the Company entered into an employment agreement with Stephen Wells, our former President and Chief Executive Officer, for five years at an annual salary of $90,000, $150,000, $150,000, $175,000 and $175,000,
respectively. The Company entered into a settlement agreement and mutual release with Mr. Wells whereby all obligations owed to Mr. Wells were cancelled and the Company paid Mr. Wells $25,000. There are no employment contracts.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of November 30, 2002, information regarding the beneficial ownership of shares of Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On November 30, 2002 there were3,007,795 shares issued and outstanding of record.

NAME  AND  ADDRESS  OF     SHARES  OF        PERCENTAGE  AS  OF
BENEFICIAL OWNERS          COMMON STOCK      NOVEMBER  30,  2001
------------------        -------------     -------------------
James  Tilton  (1)(2)         3,125,000                   52.0%
Steven  Levin  (1)(2)         3,000,000                   50.0%
Gordon  Wilson                       -                        *
Andrew  Bennan                  162,480                    5.4%
Korkor  Holdings  LLC           164,000                    5.5%
All  Executive  Officers  and  Directors
As  a  group  (3  persons)    6,125,000                   68.0%

*     Less  than  one  percent
(1) The business address of each individual is the same as the address of the Company's principal executive offices.
(2) Includes 3,000,000 exercisable options at an exercise price of $.03 per share which expire in November 2003.

ITEM  12.  CERTAIN  PARTIES  AND  RELATED  TRANSACTIONS.

     In June 2000, the Company issued 250,000 shares of common stock for cash proceeds of $50,000 and consulting services rendered having a fair market value of $262,500 to Stephen Wells, our Chief Executive Officer and President. The fair value of the shares issued for consulting services was determined based upon the fair value of the shares at the issuance date.

     Stephen Wells, our former Chief Executive Officer and President, has loaned the Company funds on several occasions. One loan in the amount of $4,363 was non-interest bearing and had been in default since June 2000. Another loan in the amount of $27,000 bore interest at 12% and was due in February 2002. In connection with the settlement agreement entered into with Mr. Wells, Mr. Wells returned 125,000 shares of his common stock and an option to acquire 250,000 shares of common stock at $.02 per share to the Company and the Company extinguished all debts owed to Mr. Wells in consideration for $25,000. Accordingly, Twistee Treat reversed his accrued salary and reversed two notes payable.

     James Tilton, our Chief Financial Officer and Secretary, loaned the Company $26,000 evidenced by a note bearing interest at 12% due in March 2002, of which the Company has repaid $6,000 as of the date of this report.

     Howard Hochrad, our former Vice-President, loaned the Company $39,547 evidenced by a note bearing interest at 9% which is in default and was due in September 2001. The Company does not treat this note as outstanding.

     In May 2002, Stephen Wells our former Chief Executive Officer and President acquired our preferred stock. In connection with a settlement agreement with the Company, the preferred stock was cancelled.

     In November 2002, we granted 3,000,000 options to each of Steven Levin and James Tilton with an exercise price of $.03 per share which expire in November 2003.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

A.  Financial  Statements

PAGE        INDEPENDENT  AUDITORS'  REPORT                                   F-1

PAGE        BALANCE  SHEET  AS  OF  NOVEMBER  30,  2001                      F-2

PAGE        STATEMENTS  OF  OPERATIONS  FOR  THE  YEARS  ENDED
                   NOVEMBER  30,  2001  AND  2000                            F-3

PAGE        STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
                  FOR  THE  YEARS  ENDED  NOVEMBER  30,  2001  AND  2000     F-4

PAGES     STATEMENTS  OF  CASH  FLOWS  FOR  THE  YEARS  ENDED
                  NOVEMBER  30,  2001  AND  2000                             F-5

PAGES     NOTES  TO  FINANCIAL  STATEMENTS                                   F-6

B.  Exhibits

10.1     Settlement  Agreement
10.2     First  Amendment  to  Settlement  Agreement
99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

C.  Reports  on  Form  8-K

We filed a current year report on Form 8-K on May 8, 2002relating to the issuance of super voting preferred stock to Stephen Wells, our former Chief
Executive Officer. Such transaction was rescinded and no shares of preferred stock are outstanding.

ITEM  14.  EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our principal executive officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                     TWISTEE TREAT CORPORATION

                                                     By: /s/ Steven Levin
                                                         ----------------
                                                         Steven Levin
                                                         Chief Executive Officer

Dated: March 17, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and or the duties indicated.

Signature            Title                                  Date
---------            -----                                  ----

/s/ Steven Levin     Chief Executive Officer
----------------     and Director                           March 17, 2003
Steven Levin

/s/ James Tilton     President, Chief Financial Officer,
----------------     Secretary and  Director                March 17, 2003
James Tilton

/s/ Gordon Wilson     Director
-----------------                                           March 17, 2003
Gordon Wilson

Financial Statements


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Twistee Treat Corporation
Kansas City, Missouri

We have audited the accompanying balance sheet of Twistee Treat Corporation as of November 30, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of Twistee Treat's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twistee Treat Corporation as of November 30, 2001, and the results of its operations and its cash flows for the each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, Twistee Treat has negative working capital of $199,407 and at November 30, 2002 had a capital deficit of $107,117. Twistee Treat will require additional working capital to develop its business until Twistee Treat either (1) restart operations and achieve a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtain additional financing. These conditions raise substantial doubt about Twistee Treat's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

January 31, 2003

                            TWISTEE TREAT CORPORATION
                                  BALANCE SHEET
                                November 30, 2002

                                     ASSETS

Current assets
  Cash                                                                 $  15,962
                                                                       ---------
    Total  current  assets                                                15,962

Property  and  equipment,  net                                            92,290
                                                                         -------
                                                                      $  108,252
                                                                      ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts  payable                                                   $  195,369
  Notes  payable  -  shareholders                                         20,000
                                                                       ---------
    Total  current  liabilities                                          215,369

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.0001 par value, 10,000,000
  authorized, no shares issued and outstanding                                 -
  Common stock, $.0001 par value, 50,000,000 shares authorized,
  3,007,795 shares issued and outstanding                                    301
Additional  paid  in  capital                                          3,747,774
Accumulated  deficit                                                 (3,755,192)
                                                                ----------------
                                                                         (7,117)
Less:  subscriptions  receivable                                       (100,000)
                                                               -----------------
  Total  Stockholders'  Equity  (Deficit)                              (107,117)
                                                                ----------------
TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY  (DEFICIT)             $  108,252
                                                                      ==========

     See accompanying summary of accounting policies and notes to financial statements.

                            TWISTEE TREAT CORPORATION
                            STATEMENTS OF OPERATIONS

                                                            For the Years Ended
                                                                November 30,
                                                         -----------------------
                                                         2002               2001
                                                         ----               ----
Net  sales                                               $  -         $  11,190
Cost  of  goods  sold                                       -             9,532
                                                      ----------        --------
Gross  margin                                               -             1,658

Operating expenses:
  Payroll  and  contractual  compensation                   -           211,198
  Consulting                                             95,000          85,071
  Legal  and  professional                               26,708          70,792
  Depreciation                                           27,790          50,654
  Other  general  and  administrative  expenses          93,133               -
  Impairment                                                -           235,890
  Gain  on  settlements                                (423,500)              -
                                                      ----------        --------
                                                       (180,869)        752,522
                                                      ----------        --------

Income  (loss)  from  operations                        180,869        (750,864)

Other income (expense):
  Interest  (expense)                                    (8,328)        (15,160)
  Interest  income                                          404             166
                                                      ----------        --------
                                                         (7,924)        (14,994)
                                                      ----------        --------

Net  income  (loss)                                  $  172,945     $  (765,858)
                                                      ==========        ========

Net income (loss) per share:
  Basic  and  diluted                                   $  0.07        $  (0.38)
                                                      ==========        ========

Weighted average shares outstanding:
  Basic  and  diluted                                 2,605,973        2,006,889
                                                      ==========        ========


     See accompanying summary of accounting policies and notes to financial statements.


                                                TWISTEE TREAT CORPORATION
                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                         For the Years Ended November 30, 2002




                                                                     Additional
                                    Common Stock                      Paid In          Accumulated       Subscription
                              Shares             Amount               Capital            Deficit           Receivable
                            ------------       -----------          -----------        ------------     --------------
Balance,
  November 30, 2000           1,951,995            $  195           $  3,482,494      $  (3,162,279)      $  (225,000)

Recapitalization                  5,000                 1                     (1)                 -                 -

Issuance of common
stock for settlement              2,000                 -                       -                 -                 -

Stock subscription
collections                           -                 -                       -                 -            50,000

Issuance of common
stock for services               63,800                 6                 64,380                  -                 -

Net loss                              -                 -                      -           (765,858)                -
                            ------------       -----------          -----------        ------------     --------------

Balance,
  November 30, 2001           2,022,795               202              3,546,873         (3,928,137)         (175,000)

Proceeds from the sale
of common stock for
0.10 per share                1,110,000               111                110,889                  -                 -

Issuance of common
stock options for
services                              -                 -                 90,000                  -                 -

Stock subscription
collections                           -                 -                      -                  -            75,000

Cancellation of shares
received in settlement
agreement                      (125,000)              (12)                    12                  -                 -

Net income                            -                 -                      -            172,945                 -
                            ------------       -----------          -----------        ------------     --------------

Balance,
  November 30, 2002           3,007,795               301           $  3,747,774      $  (3,755,192)      $  (100,000)
                            ============       ===========          ===========        ============     ==============


     See accompanying summary of accounting policies and notes to financial statements.


                            TWISTEE TREAT CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                       For the Years Ended
                                                           November 30,
                                                           ------------
                                                    2002                2001
                                                  -------              -------

CASH FLOWS FROM OPERATING ACTIVITES:
Net income (loss)                              $  172,945          $  (765,858)
Adjustments to reconcile net loss to cash
used in operating activities:
  Depreciation and amortization                    27,790               50,654
  Provision for bad debt                           17,484               97,431
  Common stock and options for services            90,000               64,386
  Impairment                                            -              235,890
  Gain on settlements                            (423,500)                   -
Changes in operating assets and liabilities:
  Note receivable and other assets                  1,150               (9,984)
  Accounts payable and accrued expenses            (1,083)             190,682
  Deferred revenue                                      -              (20,000)
                                                  -------              -------
NET CASH USED IN OPERATING ACTIVITIES            (115,214)            (156,799)
                                                  -------              -------

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from notes payable                             -              109,121
Payments on notes payable                         (57,146)                   -
Proceeds from the sale of common stock            186,000               50,000
                                                  -------              -------
NET CASH PROVIDED BY FINANCING ACTIVITIES         128,854              159,121
                                                  -------              -------

NET INCREASE IN CASH                               13,640                2,322
Cash, beg. of period                                2,322                    -
                                                  -------              -------
Cash, end of period                             $  15,962             $  2,322
                                                  =======              =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                        $  -                 $  -
Income taxes paid                                    $  -                 $  -

     See accompanying summary of accounting policies and notes to financial statements.

                            TWISTEE TREAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Twistee Treat Corporation ("Twistee Treat") was originally incorporated under the laws of Missouri in 1995. Twistee Treat used to operate and franchise soft-serve ice cream, non-fat soft-serve yogurt, non-dairy soft-serve desserts and an assortment of other foods and beverages in distinctive freestanding Twistee Treat cone-shaped buildings designed for both "drive-thru" and walk-up service. In addition to the freestanding building, Twistee Treat offers specialty kiosk units designed to be located in stores, malls, food courts, business facilities, colleges and mobile trailer units (concession units) designed for short-term events such as fairs, carnivals and sporting events.

Prior to November 30, 2002, Twistee Treat had closed its owned and franchised stores due to poor customer demand. Twistee Treat is in the process of developing its product line and has not focused on the sale of its franchises or its current line of ice cream products.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

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

Revenue Recognition

In connection with its franchising operations, Twistee Treat used to sell franchise facilities on a turnkey basis, receiving income from initial franchise fees, development fees, royalties and product sales.

Revenue from the sale of franchise equipment and leasehold improvements was recognized when delivery took place and adequate consideration is received.

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

Stock-Based Compensation

Twistee Treat accounts for stock-based compensation under the intrinsic value method. Under this method, Twistee Treat recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

Basic Income (Loss) Per Share

Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Twistee Treat does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Twistee Treat's results of operations, financial position or cash flow.


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Twistee Treat has negative working capital of $199,407 and has historically incurred losses, and at November 30, 2002 had a capital deficit of $107,117. Because of these historical losses and because Twistee Treat ceased operations, Twistee Treat will require additional working capital to develop and renew its business operations.

Twistee Treat intends to raise additional working capital through private placements, public offerings and/or bank financing. As of January 31, 2003, Twistee Treat is in discussions with several investors, however no definitive agreements have been reached.

There are no assurances that Twistee Treat will be able to either (1) restart its operations and achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support Twistee Treat's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, Twistee Treat will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Twistee Treat. If adequate working capital is not available Twistee Treat may not renew its operations.

These conditions raise substantial doubt about Twistee Treat's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Twistee Treat be unable to continue as a going concern.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at November 30, 2002:

                                         2002
                                     ------------
Furniture and fixtures                  $  16,856
Equipment                                 118,098
Restaurant equipment                       15,634
Molds                                     215,000
                                     ------------
                                          365,588
Less: Accumulated depreciation            273,298
                                     ------------
                                        $  92,290
                                     ============

Depreciation expense totaled $27,790 and $50,654 in 2002 and 2001, respectively.


NOTE 4 - IMPAIRMENT

Twistee Treat has suspended its operations and accordingly has considered the values of its assets as well as offers and bids and as a result of those recorded an impairment of inventory of $178,617 and equipment of $57,273 for a total of $235,890 as of November 30, 2001. Twistee Treat believes its mold equipment has value based on its plans to recommence operations in 2003.


NOTE 5 - NOTES PAYABLE

Twistee Treat has a promissory note for $20,000 bearing interest at 12%, due upon demand with a shareholder. The promissory note is unsecured.


NOTE 6 - STOCKHOLDERS' EQUITY

Common and Preferred Stock

Twistee Treat has authorized 10,000,000 shares of preferred stock, $.0001 par value and 50,000,000 shares of common stock, $.0001 par value. The preferred stock will have such right and preferences as determined by the Board of Directors.

On November 11, 2002, the Board of Directors authorized a 10 to 1 reverse stock split of Twistee Treat's common stock. The financial statements have been retroactively adjusted to reflect the effect of this change.

On July 29, 2002, Twistee Treat entered into a settlement agreement with its former President, Steven Wells. Twistee Treat agreed to pay Mr. Wells $25,000 in cash for 125,000 (post reverse split) shares of his common stock and an option to acquire 250,000 shares (post reverse split) of common stock at $0.20 per share and forgive all his other claims against Twistee Treat. Accordingly, Twistee Treat reversed his accrued salary and reversed 2 notes payable and recorded a gain of $246,386. The 125,000 common shares were immediately canceled. In connection with the settlement Twistee Treat canceled certain other debts that had no support and had not been pursued by the debtors.

During the year ended November 30, 2002, Twistee Treat issued 1,110,000 shares of common stock for cash of $111,000 or $0.10 per share.

In March 2001, Twistee Treat issued 63,800 shares of common stock for consulting services having a fair value of $64,386.

In March 2000, Twistee Treat offered subscriptions pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended, of 800,000 (post reverse split) shares of common stock to accredited investors. The purchase price is $1.25 (post reverse split) per share. As of March 31, 2000, subscriptions for 8,000,000 shares totaling $1,000,000 were received at which time the offer was closed. As of November 30, 2002, Twistee Treat has received cash consideration of $900,000 for the common stock subscribed.

Warrants

During January 2002, Twistee Treat issued warrants to purchase 91,000 shares of common stock at an exercise price of $0.75 per share for a term of 5 years. The warrants were for past services and were valued at $5,000.

Options

On November 12, 2002, Twistee Treat issued 3,000,000 options to the chief executive officer and 3,000,000 options to the chief financial officer. The options immediately vest and have an exercise price of $0.03 and have a 1 year term. The options were valued at $90,000.


NOTE 7 - INCOME TAXES

The provision for federal income tax consists of the following for the years ended November 30:

                                  2002          2001
                                --------      ---------
Current provision                   $  -           $  -
Deferred provision                     -              -
                                --------      ---------
                                    $  -           $  -
                                ========      =========

Deferred income taxes consist of the following at November 30:

                                  2002          2001
                                --------      ---------
Long-term:
  Deferred tax assets       $  1,302,000   $  1,244,000
  Valuation allowance         (1,302,000)    (1,244,000)
                                --------      ---------
                                    $  -           $  -
                                ========      =========

For the years ended November 30, 2002 and 2001, Twistee Treat had taxable losses, and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carryforward is approximately $3,829,000 at November 30, 2002, and will expire in the years 2016 through 2022.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Twistee Treat has terminated its prior leases and now an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

Litigation, Claims, Assessments

Twistee Treat is involved in various lawsuits and claims asserted against it. Management believes the lawsuits and/or claims are not material to Twistee Treat.