Form 10QSB
period 2003-02-28
TWISTEE TREAT CORP/NV
filed 2003-04-22
CIK 1105713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended February 28, 2003

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


                 710 W. 24th Street, Kansas City, Missouri 64108
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  (816) 283-8446
                           ---------------------------
                           (Issuer's telephone number)

                                      N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

               Yes:  X     No:
                    ---

As of April 11, 2003 5,107,797 shares of Common Stock of the issuer were outstanding.

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

Item 2.  Management's Discussion and Analysis of Financial Condition        F-7
         and Results of Operations

                                    PART II

Item 1.  Legal Proceedings                                                  F-9

Item 6.  Exhibits and Reports on Form 8-K                                   F-10

Signatures                                                                  F-10

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                        TWISTEE TREAT CORPORATION
                                             BALANCE SHEETS


                                                                           FEBRUARY 28,    NOVEMBER 30,
                                                                               2003            2002
                                                                          ------------------------------
                                                                           (UNAUDITED)
ASSETS
Current assets:
  Cash                                                                    $       9,579   $      15,962
                                                                          --------------  --------------
    Total current assets                                                          9,579          15,962

Property and equipment, net                                                      85,342          92,290
                                                                          --------------  --------------
                                                                          $      94,921   $     108,252
                                                                          ==============  ==============


                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                        $     188,121   $     195,369
  Notes payable - shareholders                                                   20,000          20,000
                                                                          --------------  --------------
    Total current liabilities                                                   208,121         215,369
                                                                          --------------  --------------

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value, 10,000,000 shares authorized:
    none issued and outstanding                                                       -               -
  Common stock, $.0001 par value, 50,000,000 shares
    authorized:  4,607,797 and 3,007,795 shares issued and outstanding:             461             301
  Additional paid-in capital                                                  3,810,574       3,747,774
  Accumulated deficit                                                        (3,824,235)     (3,755,192)
                                                                          --------------  --------------
                                                                                (13,200)         (7,117)
  Less: subscriptions receivable                                               (100,000)       (100,000)
                                                                          --------------  --------------
    Total stockholders' equity (deficit)                                       (113,200)       (107,117)
                                                                          --------------  --------------
                                                                          $      94,921   $     108,252
                                                                          ==============  ==============

                            TWISTEE TREAT CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                             THREE MONTHS ENDED
                                                 FEBRUARY 28,
                                             2003         2002
                                          -----------  -----------
Net sales                                 $        -   $        -
Cost of sales                                      -            -
                                          -----------  -----------
Gross profit (loss)                                -            -

Operating expenses:
  Payroll and contractual expense             24,855       41,666
  Depreciation and amortization expense        6,948        6,948
  Consulting expense                          34,200            -
  Legal and professional fees                      -        6,000
  Other general and administrative             3,040       10,917
                                          -----------  -----------
                                              69,043       65,531
                                          -----------  -----------

Loss from operations                         (69,043)     (65,531)

  Interest expense                                 -       (4,982)

                                          -----------  -----------
Net loss                                  $  (69,043)  $  (70,513)
                                          ===========  ===========

Basic and diluted loss per common share   $    (0.02)  $    (0.00)
                                          ===========  ===========

Weighted average shares outstanding        3,066,151    2,058,351
                                          ===========  ===========

                              TWISTEE TREAT CORPORATION
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                THREE MONTHS ENDED
                                                                    FEBRUARY 28,
                                                             ------------------------
                                                                 2003         2002
                                                             ------------------------
Cash flows from operating activities:
  Net loss                                                   $   (69,043)  $ (70,513)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                  6,948       6,948
  Changes in operating assets and liabilities
    Accounts payable and accrued expenses                         (7,248)    (22,607)
                                                             ------------  ----------
        Net cash provided by (used in) operating activities      (69,043)    (39,524)
                                                             ------------  ----------

Cash flows from financing activities:
  Proceeds from sale of common stock                              62,960      40,000
                                                             ------------  ----------
        Net cash provided by financing activities                 62,960      40,000
                                                             ------------  ----------

Net increase (decrease) in cash and cash equivalents              (6,383)        476
Cash and cash equivalents at beginning of period                  15,962       2,322
                                                             ------------  ----------
Cash and cash equivalents at end of period                   $     9,579   $   2,798
                                                             ============  ==========

Cash paid for:
  Interest                                                   $         -   $       -
                                                             ============  ==========

                            TWISTEE TREAT CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


Note 1:Presentation

The balance sheet of the Company as of February 28, 2003, the related statements of operations for the three months ended February 28, 2003 and 2002 and the statements of cash flows for the three months ended February 28, 2003 and 2002 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended February 28, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Twistee Treat Corporation's November 30, 2002 Form 10-KSB.

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

GENERAL OVERVIEW

Overview.

Twistee Treat operated and franchised soft-serve ice cream desserts and an assortment of other foods and beverages in its proprietary, cone-shaped buildings and kiosks. Incorporated in Missouri in 1997, we redomiciled by merger into a Delaware corporation in June of 1999 with the name Twistee Treat Corporation. On April 6, 2000, we purchased a publicly-reporting Nevada corporation, Perfection Plus, Inc., as described more fully in our Form 8-K filed with the Securities and Exchange Commission on April 8, 2000, and as subsequently amended. During the three months ended February 30, 2003, the Company did not have any operations and had three inactive franchises.


RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2002

There were no net sales for the three months ended February 28, 2003 and 2002, respectively. Twistee is pursuing strategic partners or merger candidates.

Operating expenses for the three months ended February 28, 2003 increased by $3,512 or 5% to $69,043 from $65,531 for the corresponding period of the prior year. The increase is attributable to the Company incurring consulting fees in reviewing strategies for renewing its operations.

Net loss for the three months ended February 28, 2003 increased by $3,512 to a loss of $69,043 from a loss of $65,531 for the corresponding period of the prior year. For the three months ended February 28, 2003 and 2002 the Company did not record a tax benefit.


LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2003, the Company had negative working capital of $198,542.

Net cash provided by financing activities increased to $62,960 from $40,000. The Company received $62,960 from the sale of its common stock for the three months ended February 28, 2003. The Company utilized those proceeds to pay current expenses.

The Company has no credit line or other bank debt, and has generated its cash from the sale of its common stock. At February 28, 2003, the Company had a stockholders' deficit of $113,200, an increase of approximately 6% from the $107,117 of stockholders' deficit existing at November 30, 2002.

As reflected in the accompanying financial statements and at February 28, 2003, the Company has a working capital deficit of $198,542 and a net loss from operations of $69,043 for the three months ended February 28, 2003. The Company's operations are not sufficient to finance its growth. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and implement its business plan. The Company anticipates issuing additional debt and equity securities and reducing operating overhead. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

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

Reliance on Key Management: The success of the Company is highly dependent upon the continued services of Steven Levin, its Chief Executive Officer and James A. Tilton, its Chief Financial Officer, who are the primary persons responsible for building the Company's renewed franchises, regional development and licensing business. If either were to leave the Company, it could have a materially adverse effect upon the business and operations of the Company.

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

PART II - OTHER INFORMATION


Item 2.  Changes In Securities

During the quarter ended February 2003, Calder Investments, Ltd. acquired 2,000,000 shares of common stock for $0.03 per share.

During February 2003, Gordon Wilson, a director acquired 100,000 shares of common stock for $0.03 per share.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

          99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

          b)   Reports on Form 8-K

          None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     . . . . . . . . . . . . . .. . . . . . . . . . . TWISTEE TREAT CORPORATION

Dated:  April 10, 2003

     . . . . . . . . . . . . . . . . . . . . . . . . . . By:  /s/  STEVEN LEVIN
     . . . . . . . . . . . . . . . . . . .Steven Levin, Chief Executive Officer

Dated:  April 10, 2003

     . . . . . . . . . . . . . . . . . . . . . . . . . By:  /s/ JAMES A. TILTON
     . . . . . . . . . . . . . . James A. Tilton (Principal Accounting Officer)

CERTIFICATION


I,  Steven  Levin,  certify  that:

     I have reviewed this quarterly report on Form 10-QSB of Twistee Treat Corporation;

     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 10, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . /s/  STEVEN LEVIN
Steven Levin, Chief Executive Officer (Principal Executive Officer)

CERTIFICATION


I, James A. Tilton, certify that:

     I have reviewed this quarterly report on Form 10-QSB of Twistee Treat Corporation;

     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 10, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     . . . . . . . . . . . . . . . . . . . . . . . . . . /s/  JAMES  A.  TILTON
James A. Tilton, Chief Financial Officer (Principal Financial Officer)