Form 10KSB/A
period 2002-11-30
TWISTEE TREAT CORP/NV
filed 2003-06-03
CIK 1105713

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO
                               ----------     ----------

COMMISSION FILE NUMBER 294339

                            TWISTEE TREAT CORPORATION
                        --------------------------------
                 (Name of Small Business Issuer in Its charter)

            Delaware                                          43-1796135
---------------------------------                       ----------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                        Identification Number)

     2983 Ravens Wood Rd.
     Fort Lauderdale, Florida                                    33312
---------------------------------                       ----------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                  (954)494-8171
                                  -------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $317,107

6,107,797  Shares  of  Common Stock, par value $.001 Outstanding as of March 17,
2003

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

     As of November 30, 2002, the Company had three inactive franchises. The Company is in the process of developing its product line and has not focused on the sale of its franchises or its current line of ice cream products. The Company conducted no operations during the fiscal year ended November 30, 2002 and is currently in discussions with potential partners to pursue its business strategy.

Recent Developments.

     On November 11, 2002, the Board of Directors authorized a 10 to 1 reverse stock split of Twistee Treat's common stock.

ITEM  2:  PROPERTIES

     Our principal executive offices are located at 2983 Ravens Wood Rd. Fort Lauderdale, Florida, which is the office space of an officer. The Company does not pay any rent for use of such facilities.

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

ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

PART  II

ITEM  5:  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded in the Over-the-Counter market and is quoted on the electronic Bulletin Board under the symbol "TSEE". The following table represents the range of the high and low bid prices of our stock as reported by the NASDAQ Trading and Market Services for each fiscal quarter for the last two fiscal years ending November 30, 2001, and 2002, respectively. These quotations represent prices between dealers, may not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

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

Private  Equity  Transactions.

     On November 11, 2002, the Board of Directors authorized a 10 to 1 reverse stock split of Twistee Treat's common stock

     In September 2002, the Company entered into an agreement with Capitalink, L.C. to provide financial advisory services and investment banking services in consideration for the issuance of 125,000 shares of Company common stock.

     On July 29, 2002, Twistee Treat entered into a settlement agreement with its former President, Steven Wells. Twistee Treat agreed to pay Mr. Wells $25,000 in cash for 125,000 (post reverse split) shares of his common stock and an option to acquire 250,000 shares (post reverse split) of common stock at $0.20 per share and release all claims against Twistee Treat. The 125,000 common shares were immediately canceled.

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

     On November 20, 2000, Steve Wells sold 1,250,000 shares of Twistee Treat's common stock to James Tilton. Mr. Wells decided to transfer the shares to induce Mr. Tilton to become CFO of Twistee Treat. Mr. Wells did not want the shareholders of Twistee Treat to experience any further dilution, and therefore sold his personally owned shares of stock rather than stock through an issuance from Twistee Treat.

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

Risk  Factors.

Substantial Doubt about Company's Ability to Continue as a Going Concern. Malone & Bailey, PLLC, the Company's auditor, have issued an opinion that the current conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company requires working capital to restart its operations and pursue a business strategy. In the event the Company is unable to raise capital it will be forced to curtail operations and it may cease to perform any business.

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

Directors  and  Officers.

Name                    Age     Position  Held
------                  ---     --------------
Steven  Levin           37      Chief  Executive  Officer  and  Director
James  Tilton           41      President,  Chief  Financial  Officer,
                                Secretary,  and  Director
Gordon  Wilson          60      Director

Steven Levin was appointed President and Director in July 2002. From 1999 through 2002, Mr. Levin served as a private consultant to various companies specializing in restructuring and start-up companies From 1997 through 1999, Mr. Levin worked for Mikron Instrument Company, ISO 9001 (NASDAQ-MIKR) Oakland, New Jersey, a manufacturer and marketer of infrared non-contact temperature measuring equipment and thermal imagers. Mr. Levin graduated in 1988 from the University of Miami with a Bachelor of Business Administration and a minor in Finance.

James Tilton was appointed as a Director in November 2000. Mr. Tilton has extensive business and marketing experience in the Far East and has worked with his wife, Jane Zheng, in partnership with Metallic Building Company ("MBC"), a subsidiary of NCI Building Systems, to market its pre-engineered building materials in the People's Republic of China ("PRC") since 1992. For the last five years, he and Jane Zheng have assisted Star Brite, a division of Oceans Bio-Tech, in establishing a sales distribution system in the PRC for its Chemical products. Mr. Tilton is also a director of Tianrong Building Material Holdings, Ltd., a Utah corporation.

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

ITEM  10.  EXECUTIVE  COMPENSATION

The following table is a summary of annual compensation paid to the Company's executives during the three fiscal years ended November 30, 2002.

Name and Principal                                  Other Annual
Position                 Year     Salary     Bonus  Allowance (1)
-----------------------  ----  ------------  -----  -------------
Steven Levin             2002  $120,000
Chief Executive Officer
Stephen Wells            2002  $ 25,000
President                2001  $150,000 (2)  None         -
                         2000  $150,000 (3)  None         -

(1) The named executive officers did not receive perquisites or other benefits valued in excess of 10% of the total reported annual salary and bonus.
(2) We accrued $130,000 for Mr. Wells through November 30, 2001 which was extinguished as part of a settlement agreement.
(3) We have accrued $62,000 for Mr. Wells through November 30, 2000 which was extinguished as part of a settlement agreement.

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

The following table sets forth, as of November 30, 2002, information regarding the beneficial ownership of shares of Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On November 30, 2002 there were 3,007,795 shares issued and outstanding of record.

NAME AND ADDRESS OF                     SHARES OF     PERCENTAGE AS OF
Beneficial Owners                      Common Stock  November 30, 2002
-------------------------------------  ------------  -----------------
Calder Investments                        1,257,730              14.0%
James Tilton (1)(2)                       3,125,000              34.7%
Steven Levin (1)(2)                       3,000,000              33.3%
Gordon Wilson                                     -                 *
All Executive Officers and Directors
As a group (3 persons)                    6,125,000              68.0%

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

     Between December 2002 and February 2003, Calder Investments, Ltd. acquired 2,000,000 shares of common stock for $0.03 per share.

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

C.  Reports  on  Form  8-K

We filed a current year report on Form 8-K on May 8, 2002 relating to the issuance of super voting preferred stock to Stephen Wells, our former Chief
Executive Officer. Such transaction was rescinded and no shares of preferred stock are outstanding.


Item 14.  Evaluation of Disclosure Controls and Procedures
          -----------------------------------------------------

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

Dated: May 20, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and or the duties indicated.

Signature                              Title                          Date
---------                              -----                          ----

/s/ Steven Levin   Chief Executive Officer
-----------------  and Director                                   May 20, 2003
Steven Levin

/s/ James Tilton   President, Chief Financial Officer, Secretary
-----------------  and  Director                                  May 20, 2003
James Tilton

/s/ Gordon Wilson  Director
-----------------                                                 May 20, 2003
Gordon Wilson

CERTIFICATION BY STEVIN LEVIN PURSUANT TO SECURITIES EXCHANGE ACT RULE
13a-14

I, Steven Levin, Chief Executive Officer of Twistee Treat Corporation, certify that:

1. I have reviewed this amendment to the Form 10-KSB/A of Twistee Treat Corporation;

2. Based on my knowledge, this amendment, and the annual report as amended hereby, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

3. Based on my knowledge, the financial statements and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the Evaluation Date); and

     c. presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Dated: May 20, 2003

   /s/ Steven Levin
   Chief Executive Officer

CERTIFICATION BY JAMES TILTONPURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14

I, James Tilton, Chief Financial Officer of Twistee Treat Corporation, certify that:

1. I have reviewed this amendment to the Form 10-KSB/A of Twistee Treat Corporation;

2. Based on my knowledge, this amendment, and the annual report as amended hereby, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

3. Based on my knowledge, the financial statements and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the Evaluation Date); and

     c. presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Dated: May 20, 2003

   /s/ James A. Tilton
   Chief Financial Officer