Form 10QSB
period 2003-05-31
TWISTEE TREAT CORP/NV
filed 2003-07-21
CIK 1105713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the quarterly period ended May 31, 2003

                                       OR

   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from             to
                                          -----------    ------------

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


                 2983 Ravenswood Rd., Fort Lauderdale, FL 33312
                 ----------------------------------------------
                    (Address of principal executive offices)

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

                                   Yes: X       No:
                                       ---

As of July 18, 2003 5,607,797 shares of Common Stock of the issuer were outstanding.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  F-7


                                                PART II

Item 1.  Legal Proceedings                                                                      F-9

Item 6.  Exhibits and Reports on Form 8-K                                                       F-10

         Signatures                                                                             F-10

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              TWISTEE TREAT CORPORATION
                                    BALANCE SHEETS

                                                              MAY 31,     NOVEMBER 30,
                                                               2003          2002
                                                           ------------  ------------
                                                           (UNAUDITED)
ASSETS

Current assets:
  Cash                                                     $     5,433   $    15,962
                                                           ------------  ------------
    Total current assets                                         5,433        15,962

Property and equipment, net                                     78,394        92,290
                                                           ------------  ------------
                                                           $    83,827   $   108,252
                                                           ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                         $   188,121   $   195,369
  Notes payable - shareholders                                  20,000        20,000
                                                           ------------  ------------
    Total current liabilities                                  208,121       215,369
                                                           ------------  ------------

Stockholders' deficit:
  Preferred stock, $.0001 par value, 10,000,000 shares
    authorized, none issued and outstanding
  Common stock, $.0001 par value, 50,000,000 shares                561           301
    authorized, 5,607,797 and 3,007,795 shares issued and
    outstanding
  Additional paid-in capital                                 3,840,474     3,747,774
  Accumulated deficit                                       (3,865,329)   (3,755,192)
                                                           ------------  ------------
                                                               (24,294)       (7,117)
  Less: subscriptions receivable                              (100,000)     (100,000)
                                                           ------------  ------------
    Total stockholders' deficit                               (124,294)     (107,117)
                                                           ------------  ------------
                                                           $    83,827   $   108,252
                                                           ============  ============


                                TWISTEE TREAT CORPORATION
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                               MAY 31,                  MAY 31,
                                         2003         2002         2003         2002
                                      -----------  -----------  -----------  -----------
Net sales                             $        -   $        -   $        -   $        -
Cost of sales                                  -            -            -            -
                                      -----------  -----------  -----------  -----------
Gross profit                                   -            -            -            -

Operating expenses:
  Payroll and contractual expense         20,000            -       44,855       41,666
  Depreciation and amortization            6,948        6,947       13,896       13,895
    expense
  Consulting expense                       9,600            -       43,800            -
  Legal and professional fees              2,000       39,946        2,000       45,946
  Other general and administrative         2,546        8,009        5,586       18,926
                                      -----------  -----------  -----------  -----------
                                          41,094       54,902      110,137      120,433
                                      -----------  -----------  -----------  -----------

Loss from operations                     (41,094)     (54,902)    (110,137)    (120,433)

Other income (expense)
  Interest expense                             -       (5,745)           -      (10,727)
  Other income                                 -        2,433            -        2,433
                                      -----------  -----------  -----------  -----------
                                               -       (3,312)           -       (8,294)
                                      -----------  -----------  -----------  -----------

Net loss                              $  (41,094)  $  (58,214)  $ (110,137)  $ (128,727)
                                      ===========  ===========  ===========  ===========

Basic and diluted loss per common     $    (0.01)  $    (0.02)  $    (0.03)  $    (0.06)
                                      ===========  ===========  ===========  ===========
  share

Weighted average shares outstanding    5,009,969    2,490,186    4,136,916    2,292,465
                                      ===========  ===========  ===========  ===========



                            TWISTEE TREAT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         SIX MONTHS ENDED
                                                              MAY 31,
                                                         2003        2002
                                                      ----------  ----------
Cash flows from operating activities:
  Net loss                                            $(110,137)  $(128,727)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                        13,896      13,895
  Changes in operating assets and liabilities
    Notes and other receivables                                         (62)
    Accounts payable and accrued expenses                (7,248)     49,095
                                                      ----------  ----------
        Net used in operating activities               (103,489)    (65,799)
                                                      ----------  ----------

Cash flows from financing activities:
  Payments on notes payable                                   -      (6,483)
  Proceeds from sale of common stock                     92,960      76,000
                                                      ----------  ----------
        Net cash provided by financing activities        92,960      69,517
                                                      ----------  ----------

Net increase (decrease) in cash and cash equivalents    (10,529)      3,718
Cash and cash equivalents at beginning of period         15,962       2,322
                                                      ----------  ----------
Cash and cash equivalents at end of period            $   5,433   $   6,040
                                                      ==========  ==========

Cash paid for:
  Interest                                            $       -   $       -
                                                      ==========  ==========

                            TWISTEE TREAT CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


Note 1:Presentation

The balance sheet of the Company as of May 31, 2003, the related statements of operations for the three and six months ended May 31, 2003 and 2002 and the statements of cash flows for the six months ended May 31, 2003 and 2002 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended May 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Twistee Treat Corporation's November 30, 2002 Form 10-KSB.

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

RESULTS  OF  OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2003 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2002

There were no net sales for the three and six months ended February 28, 2003 and 2002, respectively. Twistee is pursuing strategic partners or merger candidates.

Operating expenses for the three months ended May 31, 2003 decreased by $13,808 or 25% to $41,094 from $54,902 for the corresponding period of the prior year. The decrease is attributable to the Company replacing its President and reducing salaries as well as a reduction of legal and professional fees.

For the six month period ending May 31, 2003 operating expenses decreased $10,296 or 9% to $110,137 from $120,433 for the corresponding period of the prior year. The decrease is attributable to a decrease in consulting, professional fees and other general expenses.

Net loss for the three months ended May 31, 2003 decreased by $17,120 to a loss of $41,094 from a loss of $58,214 for the corresponding period of the prior year. For the three months ended May 31, 2003 and 2002 the Company did not record a tax benefit.

For the six months ended May 31, 2003, the net loss decreased $18,590 to a loss of $110,137 from a net loss of $128,727 for the corresponding period of the previous year. The Company's did not record a tax benefit for the six months ended May 31, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2003, the Company had negative working capital of $202,688.

Net cash provided by financing activities increased to $92,960 from $69,517. The Company received $92,960 from the sale of its common stock for the six months ended May 31, 2003. The Company utilized those proceeds to pay current expenses.

The Company has no credit line or other bank debt, and has generated its cash from the sale of its common stock. At May 31, 2003, the Company had a stockholders' deficit of $124,294, an increase of approximately 16% from the $107,117 of stockholders' deficit existing at November 30, 2002.

As reflected in the accompanying financial statements and at May 31, 2003, the Company has a working capital deficit of $202,688 and a net loss from operations of $110,137 for the six months ended May 31, 2003. The Company's operations are not sufficient to finance its growth. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and implement its business plan. The Company anticipates issuing additional debt and equity securities and reducing operating overhead. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

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

Reliance on Key Management: The success of the Company is highly dependent upon the continued services of James A. Tilton, its Chief Financial Officer, who is the primary person responsible for building the Company's renewed franchises, regional development and licensing business. If he were to leave the Company, it could have a materially adverse effect upon the business and operations of the Company.


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

ITEM  3.   CONTROLS  AND  PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Mr. James A. Tilton, both the chief executive officer and chief accounting officer of the company, as of a date within 90 days of the filing date of this quarterly report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 2.  Changes In Securities

During the quarter ended February 2003, Calder Investments, Ltd. acquired 2,000,000 shares of common stock for $0.03 per share.

During February 2003, Gordon Wilson, a director acquired 100,000 shares of common stock for $0.03 per share.

During April 2003, Gordon Wilson, a director acquired 1,000,000 shares of common stock for $0.03 per share.

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

          TWISTEE  TREAT  CORPORATION

Dated:    July  18,  2003

          By:  /s/  JAMES  A.  TILTON
          -----------------------------------
          James  A.  Tilton  (President  and  Chief  Accounting  Officer)

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

Date:     July  18,  2003

          /s/  JAMES  A.  TILTON
          -----------------------------------------
         James  A.  Tilton,  President  and  Chief  Financial  Officer