Form 10QSB
period 2003-08-31
TWISTEE TREAT CORP/NV
filed 2003-10-20
CIK 1105713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended August 31, 2003

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

                                   Yes: X   No:
                                       ---

As of October 20, 2003 6,107,797 shares of Common Stock of the issuer were outstanding.

                            TWISTEE TREAT CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                     PART I

Item 1.     Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                    PART II

Item 1.     Legal Proceedings

Item 6.     Exhibits and Reports on Form 8-K

            Signatures

                         PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                                TWISTEE TREAT CORPORATION
                                     BALANCE SHEETS


                                                              AUGUST 31,    NOVEMBER 30,
                                                                2003           2002
                                                            ------------  --------------
                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash                                                      $     1,954   $      15,962
                                                            ------------  --------------
    Total current assets                                          1,954          15,962

Property and equipment, net                                      71,446          92,290
                                                            ------------  --------------
                                                            $    73,400   $     108,252
                                                            ============  ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                          $   183,921   $     195,369
  Accrued expenses                                               15,000               -
  Advances - shareholders                                         7,000               -
  Notes payable - shareholders                                   20,000          20,000
                                                            ------------  --------------
    Total current liabilities                                   225,921         215,369
                                                            ------------  --------------

Stockholders' deficit:
  Preferred stock, $.0001 par value, 10,000,000 shares
    authorized, none issued and outstanding
  Common stock, $.0001 par value, 50,000,000 shares                 611             301
    authorized, 6,107,797 and 3,007,795 shares issued and
    outstanding
  Additional paid-in capital                                  3,840,524       3,747,774
  Accumulated deficit                                        (3,893,556)     (3,755,192)
                                                            ------------  --------------
                                                                (52,521)         (7,117)
  Less: subscriptions receivable                               (100,000)       (100,000)
                                                            ------------  --------------
    Total stockholders' deficit                                (152,521)       (107,117)
                                                            ------------  --------------
                                                            $    73,400   $     108,252
                                                            ============  ==============


                                        TWISTEE TREAT CORPORATION
                                         STATEMENTS OF OPERATIONS
                                               (UNAUDITED)


                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      AUGUST 31,                        AUGUST 31,
                                              2003                 2002             2003         2002
                                      --------------------  -------------------  -----------  -----------
Net sales                             $                 -   $                -   $        -   $        -
Cost of sales                                           -                    -            -            -
                                      --------------------  -------------------  -----------  -----------
Gross profit                                            -                    -            -            -

Operating expenses:
  Payroll and contractual expense                  15,000              (41,666)      59,855       81,198
  Depreciation and amortization                     6,948                6,948       20,844       20,843
    expense
  Consulting expense                                    -                    -       43,800        5,000
  Legal and professional fees                         800                    -        2,800       45,946
  Other general and administrative                  5,479               19,726       11,065       38,652
  Gain on settlement                                    -             (246,386)           -     (246,386)
                                      --------------------  -------------------  -----------  -----------
                                                   28,227             (256,378)     138,364     (135,945)
                                      --------------------  -------------------  -----------  -----------

Income (loss) from operations                     (28,227)             256,378     (138,364)     135,945

Other income (expense)
  Interest expense                                      -               (4,006)           -      (14,733)
  Other income                                          -                   36            -        2,469
                                      --------------------  -------------------  -----------  -----------
                                                        -               (3,970)           -      (12,264)
                                      --------------------  -------------------  -----------  -----------

Net income (loss)                     $           (28,227)  $          252,408   $ (138,364)  $  123,681
                                      ====================  ===================  ===========  ===========

Basic and diluted income (loss) per   $             (0.01)  $             0.09   $    (0.03)  $     0.05
                                      ====================  ===================  ===========  ===========
  common share

Weighted average shares outstanding             5,607,795            2,853,176    4,992,102    2,480,733
                                      ====================  ===================  ===========  ===========



                               TWISTEE TREAT CORPORATION
                               STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                                    AUGUST 31,
                                                              2003             2002
                                                       -------------------  ----------

Cash flows from operating activities:
  Net income (loss)                                    $         (138,364)  $ 123,681
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                                  20,844      20,843
    Bad debt                                                            -      17,484
    Gain on settlement                                                  -    (246,386)
  Changes in operating assets and liabilities
    Notes and other assets                                              -       1,150
    Accounts payable and accrued expenses                           3,552      (6,296)
                                                       -------------------  ----------
        Net used in operating activities                         (113,968)    (89,524)
                                                       -------------------  ----------

Cash flows from financing activities:
  Proceeds from shareholder - advances                              7,000           -
  Proceeds from sale of common stock                               92,960      96,000
                                                       -------------------  ----------
        Net cash provided by financing activities                  99,960      96,000
                                                       -------------------  ----------

Net increase (decrease) in cash and cash equivalents              (14,008)      6,476
Cash and cash equivalents at beginning of period                   15,962       2,322
                                                       -------------------  ----------
Cash and cash equivalents at end of period             $            1,954   $   8,798
                                                       ===================  ==========

Cash paid for:
  Interest                                             $                -   $       -
                                                       ===================  ==========

Non-cash items
  Note receivable for subscription receivable          $                -   $  75,000
                                                       ===================  ==========

                            TWISTEE TREAT CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


Note 1:Presentation

The balance sheet of the Company as of August 31, 2003, the related statements of operations for the three and nine months ended August 31, 2003 and 2002 and the statements of cash flows for the nine months ended August 31, 2003 and 2002 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended August 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Twistee Treat Corporation's November 30, 2002 Form 10-KSB.

Note 2: Common Stock

During February 2003, the Company issued 2,000,000 shares of common stock for $0.03 per share.

During February 2003, a director acquired 100,000 shares of common stock for $0.03 per share.

During April 2003, the Company issued 1,000,000 shares of common stock for $0.03 per share.

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

RESULTS  OF  OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2003 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2002

There were no net sales for the three and nine months ended February 28, 2003 and 2002, respectively. Twistee is pursuing strategic partners or merger candidates.

Operating expenses for the three months ended August 31, 2003 decreased by $284,605 to an expense of $28,227 from operating income of $256,378 for the corresponding period of the prior year. The decrease is attributable to the Company replacing its President and reducing salaries as well as a reduction of legal and professional fees and the realization of a gain of $246,386 form a settlement reached with the former president regarding amounts due for his past services.

For the nine month period ending August 31, 2003 operating expenses decreased $274,309 to $138,364 from operating income of $135,945 for the corresponding period of the prior year. The decrease is attributable to the reason discussed above.

Net income (loss) for the three months ended August 31, 2003 decreased by $280,635 to a loss of $28,227 from income of $252,408 for the corresponding period of the prior year. For the three months ended August 31, 2003 and 2002 the Company did not record tax expense or a tax benefit.

For the nine months ended August 31, 2003, the net income (loss) decreased $262,045 to a loss of $110,137 from net income of $123,681 for the corresponding period of the previous year. The Company's did not record tax expense or a tax benefit for the nine months ended August 31, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2003, Twistee Treat has negative working capital of $223,967 compared to negative working capital of $199,407 at November 30, 2002.

Net cash provided by financing activities increased to $99,960 from $96,000. Twistee Treat received $92,960 from the sale of its common stock and $7,000 from shareholder advances for the nine months ended August 31, 2003. The Company utilized those proceeds to pay current expenses.

The Company has no credit line or other bank debt, and has generated its cash from the sale of its common stock. At August 31, 2003, the Company had a stockholders' deficit of $152,521, an increase of approximately 43% from the $107,117 of stockholders' deficit existing at November 30, 2002.

As reflected in the accompanying financial statements and at August 31, 2003, the Company has a working capital deficit of $223,967 and a net loss from operations of $138,364 for the nine months ended August 31, 2003. The Company's operations are not sufficient to finance its growth. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and implement its business plan. The Company anticipates issuing additional debt and equity securities and reducing operating overhead. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

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

Reliance on Key Management: The success of the Company is highly dependent upon the continued services of James A. Tilton, its President and Chief Financial Officer, who is the primary person responsible for building the Company's renewed franchises, regional development and licensing business. If he were to leave the Company, it could have a materially adverse effect upon the business and operations of the Company.

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


ITEM  3.   CONTROLS  AND  PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported as of the end of the period covered by this report. During the fiscal quarter covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

PART II - OTHER INFORMATION

Item 2.  Changes In Securities

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

     99.1 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

     b) Reports on Form 8-K

     None


                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             TWISTEE  TREAT  CORPORATION

Dated:  October  20,  2003

             By:  /s/  JAMES  A.  TILTON
                  --------------------------------------------------------------
                  James  A.  Tilton  (President  and  Chief  Financial  Officer)

Certification  of  CEO  Pursuant  to
Securities  Exchange  Act  Rules  13a-15(e)  and  15d-15(e)
as  Adopted  Pursuant  to
Section  302  of  the  Sarbanes-Oxley  Act  of  2002

I, James A. Tilton, the President and Chief Financial Officer of Twistee Treat Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Twistee Treat Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's certifying officer has disclosed, based on his most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  October  20,  2003         By: /s/  James  A.  Tilton
                                       --------------------------
                                       James  A.  Tilton
                                       President  and  Chief  Financial  Officer

Certification  of  CEO  and  CFO  Pursuant  to
18  U.S.C.  Section  1350,
as  Adopted  Pursuant  to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002

In connection with the Quarterly Report on Form 10-QSB of Twistee Treat Corporation (the "Company") for the quarter ended August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), James
A. Tilton, as President and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, respectively, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                 By: /s/  James  A.  Tilton
                                     -----------------------------
Dated:  October  20,  2003          James  A.  Tilton
                                    President  and  Chief  Financial  Officer


A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Twistee Treat Corporation and will be retained by Twistee Treat Corporation and furnished to the Securities and Exchange Commission or its staff upon request.