Form 10KSB
period 2003-11-30
TWISTEE TREAT CORP/NV
filed 2004-04-02
CIK 1105713

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   For the fiscal year ended November 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                    -----------    -------------

                         Commission file number 0-29439

                            TWISTEE TREAT CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                    22-3617931
  -------------------------------           ---------------------------------
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

             2983 Ravenswood Rd., Ft. Lauderdale, Florida 33312
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (877) 667-9377
                        -------------------------------
                        (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes |_| No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     The issuer's revenues for the most recent fiscal year ended November 30, 2003 were $0.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price ($0.12) of such common equity as of March 30, 2004, was approximately $592,002.

     As of March 30, 2004 the issuer had 6,577,795 shares of common stock, $.001 par value per share outstanding.

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes |_|  No [X]

                            TWISTEE TREAT CORPORATION
                                  FORM 10-KSB
                          YEAR ENDED NOVEMBER 30, 2003
                                      INDEX

                                     Part I

    Item 1.             Description of Business

    Item 2.             Description of Property

    Item 3.             Legal Proceedings

    Item 4.             Submission of Matters to a Vote of
                        Security Holders

                                     Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation

    Item 7.             Financial Statements                               F-

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure

    Item 8A.            Controls and Procedures

                                    Part III

    Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act

    Item 10.            Executive Compensation

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management and Related Stockholder
                        Matters

    Item 12.            Certain Relationships and Related
                        Transactions

    Item 13.            Exhibits and Reports on Form 8-K

                        (a)   Exhibits

                        (b)   Reports on Form 8-K

    Item 14.            Principal Accountant Fees and Services

    Signatures

                          FORWARD LOOKING STATEMENTS

     In this registration statement references to "Interactive Marketing," "we," "us," and "our" refer to TWISTEE TREAT CORPORATION

     This Form 10-KSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Interactive Marketing's control. These factors include but are not limited to economic conditions generally and in the industries in which Interactive Marketing may participate; competition within Interactive Marketing's chosen industry, including competition from much larger competitors; technological advances and failure by Interactive Marketing to successfully develop business relationships.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

      Twistee  Treat (the  Company@) was  incorporated  in Missouri on April 27,
1995 and redomiciled in Delaware in June 1997. The original Twistee Treat Corporation was formed in the early 1980's as a Colorado corporation doing business primarily in Florida. By the mid 1980's it had opened approximately 35 company stores, but no franchise units. The original Twistee Treat Corporation utilized proprietary cone-shaped buildings to sell its products and obtained certain federal and state patents, trademarks and service marks in connection with its business. In 1989, Twistee Treat's original founder retired and Twistee Treat filed for bankruptcy protection (U.S. Bankruptcy Court, Middle District of Florida, Ft. Myers Division, Case No. 89-4700-9P1). On August 6, 1990, Andrew Brennan, a founder and former principal stockholder of Twistee Treat, purchased the assets of the original Twistee Treat Corporation from the Bankruptcy Court, including its patent, trademark and service mark rights. Subsequently, Mr. Brennan sold 50% of his interests in such assets to Don Matthews, owner of Soft Serve System, Inc., a Missouri corporation. In 1996, Messrs. Matthews and Wells formed the Company, with Mr. Matthews contributing his 50% of the assets obtained from the original Twistee Treat Corporation. On May 6, 1997, Mr. Brennan sold to us his 50% interest in the assets obtained from the original Twistee Treat Corporation.

      As of November 30, 2003, the Company had three inactive franchises. The Company is in the process of developing its product line and has not focused on the sale of its franchises or its current line of ice cream products. The Company conducted no operations during the last 2 fiscal years ended November 30, 2003 and 2002 and is currently in discussions with potential partners to pursue its business strategy.

      We have had limited operations resulting in limited revenue. During fiscal year 2001, the Company entered into an agreement with HD Brous, an investment banking firm, to develop business concepts and expand the Company=s business. The Company pursued acquiring at least 10 of the existing Twistee Treat stores. However, HD Brous did not move forward with the Company due to market conditions. Therefore, the Company has had to refocus its direction.

      During our fiscal year 2003, we continued to develop our business plan, franchise program, franchise circular and operating manual, as well as operate three pilot stores, and open and test two kiosk pilot units. We closed our three test pilot stores and closed the two kiosk units for several months in order to evaluate the information obtained during such test periods and to make adjustments to menus, equipment and operating procedures. We then refurbished the three pilot stores, changed the menus, ordered additional equipment and reopened two of them: one in Eustis, Florida and one in Branson West, Missouri. Twistee Treat sold the Branson West store as a franchise store to Danny Hammond LLP. Mr. Hammond also became a Regional Developer for Branson and Springfield, Missouri. Twistee Treat's Eustis, Florida store became a franchise store also. Twistee Treat licensed the rights in Canada to a group who collectively have 37 years of experience in the ice cream franchise business with Good Humor and Breyers Ice Cream. One of the principals of our Canadian franchisee previously owned 5 franchises, and became regional franchise manager and another was national operations manager responsible for product distribution and sales in support of 300 distribution units across Canada. The group opened its first Twistee Treat store in July 2000, and has since opened an additional four franchise stores.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company's principal executive office is located in the home of Steven Levin, the Company's chief executive officer, at 2983 Ravensway Rd., Ft. Lauderdale, Florida 33312. The Company has not entered into a lease of office space with Mr. Levin. Mr. Levin provides this office space to the Company on a rent-free basis. The Company does not own or otherwise use any other property.

ITEM 3. LEGAL PROCEEDINGS

      Twistee Treat has a dispute with a law firm regarding past due fees. The law firm Feldhake, August & Roquemore LLP received a default judgment for $16,349.94 composed of principal and interest on May 28, 2002 in the Superior Court of California, County of Orange styled as case number 01HL04797.

      Twistee Treat filed a lawsuit on February 5, 2003 against 3866955 Canada Inc., Liptok, Inc., Twistee Treat Canada, 3585468 Canada, Inc., Andrew Evans and Twisters Ice Cream in the United States District Court in the Southern District of Florida styled as cause number 03-60168. The Company is seeking a declaratory judgment with respect to the sole and exclusive right to a trademark and service mark relating to a building design. Among the other causes of action brought by the Company include the following: falsity and fraud in trademark application; federal trademark infringement; trade dress infringement; unfair competition and false designation of origin; common law trademark, trade name infringement and unfair competition; and domain infringement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded in the Over-the-Counter market and is quoted on the electronic Bulletin Board under the symbol "TWTE". The following table represents the range of the high and low bid prices of our stock as reported by the NASDAQ Trading and Market Services for each fiscal quarter for the last two fiscal years ending November 30, 2003 and 2002, respectively. These quotations represent prices between dealers, may not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

Year        Quarter               High                  Low
----        -------               ----                  ---
2003        First Quarter         $.17                  $.05
            Second Quarter        $.11                  $.03
            Third Quarter         $.045                 $.03
            Fourth Quarter        $.017                 $.025

2002        First Quarter         $.23                  $.06
            Second Quarter        $.12                  $.09
            Third Quarter         $.13                  $.07
            Fourth Quarter        $.25                  $.031

      Twistee Treat has authorized a total of 50,000,000 shares of its Common Stock, $0.001 par value per share. As of November 30, 2003, we had a total of 5,577,795 shares of our Common Stock issued and outstanding. We have also authorized 10,000,000 shares of preferred stock, $0.001 par value, and none of them are outstanding. Management has the right to control 84.2% of our outstanding shares. We have 6,000,000 common shares subject to options to purchase shares at a price of $.03 per share at any time until their expiration in November 2003. In addition there are 91,000 common shares subject to warrants to purchase shares at a price of $.075 per share which expire in December 2007.

Dividends.

      We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Private Equity Transactions.

      In November 2003, Twistee Treat canceled 30,000 shares of common stock.

      On April 24, 2003, Twistee Treat issued 1,000,000 shares of common stock for $30,000 or $0.03 per share.

      On February 25, 2003, Twistee Treat issued 100,000 shares of common stock for $3,000 or $0.03 per share.

      On February 14, 2003, Twistee Treat issued 1,500,000 shares of common stock for $45,000 or $0.03 per share.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Overview.

      Twistee Treat operated and franchised soft-serve ice cream desserts and an assortment of other foods and beverages in its proprietary, cone-shaped buildings and kiosks. Incorporated under the laws of Missouri in 1997, we redomiciled by merger into a Delaware corporation in June of 1999 with the name Twistee Treat Corporation. On April 6, 2000, we purchased a publicly-reporting Nevada corporation, Perfection Plus, Inc., as described more fully in our Form 8-K filed with the Securities and Exchange Commission on April 8, 2000, and as subsequently amended. In 1998, Stephen Wells, formerly the president of our largest franchisee (Twistee Treat of the Southeast, Inc.), became our President and Chief Executive Officer. Mr. Wells continued the testing program, begun in 1999, of our "Express Grill" unit, a full-service restaurant loosely based on the design of the Brazier units operating by "Dairy Queen." During the year ended November 30, 2003, the Company did not have any operations and as of November 30, 2003, it had three inactive franchises.

Operating Expenses.

      Operating expenses for the fiscal year ended November 30, 2003 equaled $165,849 compared to $(180,869) for the same period ended November 30, 2002. The increase in operating expenses is primarily due to the inclusion of a ($246,386) gain on settlement resulting from our settlement agreement with our former president and the cancellation of other obligations that had no support and that have not been pursued by debtors for ($177,114) for the period ended November 30, 2002. There was an increase in payroll and contractual compensation of $69,855, and a decrease in other general and administrative expenses of $60,731. Other general and administrative expenses incurred by us for the fiscal year ended November 30, 2003 were $32,402 as compared to $93,133 for the fiscal year ended November 30, 2002. Our consulting fees were $43,700 for the fiscal year ended November 30, 2003 as compared to $95,000 for the year ended November 30, 2002. This resulted in a decrease of $51,200. As a result of our operating expenses, we experienced a loss from operations of $165,849 for the fiscal year ended November 30, 2003, compared to income from operations $(180,869) for fiscal year 2002. The largest factor attributable to the loss from operations was the inclusion of a ($423,500) gain on settlement for the period ending November 30, 2002.

Net Loss Per Share.

      Twistee Treat's net loss per common share and equivalence - basic and diluted for the fiscal year ended November 30, 2003 equaled $(.03) per share compared to net income per common share for the year ended November 30, 2002 of $.07.

Liquidity and Capital Resources.

      As of November 30, 2003, we had cash of $1,417. Net cash used in operations in fiscal year 2003 was $144,505, an increase of 25% from $115,214 (representing the amount of net cash used in operations during the same period in 2001). Non-cash adjustments for fiscal year 2003 primarily consisted of depreciation and amortization of $27,792 and non-cash adjustments for fiscal year 2002 included a gain on settlement of $423,500 and $90,000 from common stock options issued for services.

      Our debt structure includes total current liabilities of $248,869 at November 30, 2003.

      Cash flows from financing activities by Twistee Treat totaled $129,960 for the fiscal year ended November 30, 2003, consisting of proceeds from the sale of common stock of $92,960 and advances of $37,000.

      Twistee Treat has no credit line or other bank debt, and has generated cash for its operations from the sale of our common stock, $.0001 par value. As of November 30, 2003, the Company has an accumulated deficit of $3,923,989. We require equity or debt financing to restart our operations. To the extent that we cannot obtain such financing on terms that we would consider favorable, or at all, it could have a materially adverse impact on our ability to have operations, if at all, and take advantage of the opportunities we would like to develop during fiscal year 2004 and beyond. There can be no assurance that we will be able successfully to raise the cash proceeds we require to implement our business plan as currently envisioned.

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

ITEM 7. FINANCIAL STATEMENTS

      We have attached our consolidated financial statements for the year ended

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

     The Directors and Officers of the Company are as follows:

Name                  Age         Position
--------             -----      -------------
Steven Levin           38       Chief Executive Officer and Director
James Tilton           42       President, Chief Financial Officer,
                                Secretary, and Director
Gordon Wilson          61       Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2003. Based on stockholder filings with the SEC, Steven Levin is subject to Section 16(a) filing requirements.

CODE OF ETHICS

     The Board of Directors adopted a Code of Ethics in November 2003, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Steven Levin, Chief Executive Officer, 2983 Ravenswood Rd., Ft. Lauderdale, Florida 33312,
(877) 6667-9377.

ITEM 10. EXECUTIVE COMPENSATION

     The following table shows compensation of our officers and directors for the last four completed fiscal years ended November 30, 2003.

                          SUMMARY COMPENSATION TABLE

                                                           LONG-TERM COMPENSATION
                                                   ----------------------------------
                            ANNUAL COMPENSATION          AWARDS       PAYOUTS
                          -----------------------  ------------------ -------
                                                           SECURITIES
                                                            UNDERLY-
                                           OTHER      RE-     ING       ALL
                                           ANNUAL  STRICTED OPTIONS/   OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION(1)
------------------  ----  -------  -----   ------  -------- --------  -------  ---------
Steven Levin        2003   $59,855   --      --       --       --        --       --
CEO and Director    2002   $30,000   --      --       --       --        --       --

Stephen Wells       2003   $     0   --      --       --       --        --       --
Former President,   2002   $25,000   --      --       --       --        --       --

(1) The named executive officers did not receive perquisites or other benefits valued in excess of 10% of the total reported annual salary and bonus.

Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

Employment Contracts

     We have not entered into formal written employment agreements with our officers and directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of November 30, 2003, information regarding the beneficial ownership of shares of Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On November 30, 2003 there were 5,577,795 shares issued and outstanding of record.

Name and Address of                           Shares of     Percentage as of
Beneficial Owners                          Common Stock     November 30, 2003
-----------------                          ------------     -----------------
James Tilton (1)(2)                           3,125,000                 36.4%
Steven Levin (1)(2)                           3,000,000                 35.0%
George Levin                                  1,000,000                 17.9%
Gordon Wilson                                   100,000                  1.8%
All Executive Officers and Directors
As a group (3 persons)                        7,225,000                 84.2%

*     Less than one percent
(1) The business address of each individual is the same as the address of the Company's principal executive offices.
(2) Includes 3,000,000 exercisable options at an exercise price of $.03 per share which expire in November 2004.

CHANGES IN CONTROL

     The Company does not anticipate any changes in control of the Company.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In May 2003, we granted 3,000,000 options to each of Steven Levin and James Tilton with an exercise price of $.03 per share which expire in November 2004.

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

      In October 2003, Twistee Treat received advances of $30,000 due upon demand from a shareholder. The advances are non-interest bearing and are unsecured.

      In August 2003, Twistee Treat received advances of $2,000 due upon demand from a shareholder. The advances are non-interest bearing and are unsecured.

      In July 2003, Twistee Treat received advances of $5,000 due upon demand from a shareholder. The advances are non-interest bearing and are unsecured.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

Exhibit No.  Description of Exhibit
----------   ----------------------
31           Certification of the Chief Executive
             Officer pursuant to Section 302 of the Sarbanes-
             Oxley Act of 2002 *

31 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-
             Oxley Act of 2002 *

32           Certification of the Chief Executive
             Officer pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002 *

32           Certification of the Chief Financial
             Officer pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002

      (b) REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the last quarter of the fiscal period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      The aggregate fees billed for each of the fiscal years ended November 30, 2003 and 2002 and for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $0 and $3,600, respectively, as the Company's principal accountant has not yet billed the Company for the November 30, 2003 audit. The aggregate fees billed for each of the fiscal years ended November 30, 2003 and 2002 and for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $1,600 and $2,900, respectively.

AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

      The aggregate fees billed for each of the fiscal years ended November 30, 2003 and 2002 and for products and services provided by the principal accountant, other than the services reported above was $643 and $1,509.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Twistee Treat Corporation
  Fort Lauderdale, Florida

We have audited the accompanying balance sheet of Twistee Treat Corporation as of November 30, 2003, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of Twistee Treat's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twistee Treat Corporation as of November 30, 2003, and the results of its operations and its cash flows for the each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, Twistee Treat has negative working capital of $247,452 and at November 30, 2003 had a capital deficit of $182,954. Twistee Treat will require additional working capital to develop its business until Twistee Treat either (1) restart operations and achieve a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtain additional financing. These conditions raise substantial doubt about Twistee Treat's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

March 12, 2004

                            TWISTEE TREAT CORPORATION
                                  BALANCE SHEET
                                November 30, 2003

                                     ASSETS

Current assets
  Cash                                                              $     1,417
                                                                    -----------
    Total current assets                                                  1,417

Property and equipment, net                                              64,498
                                                                    -----------
                                                                    $    65,915
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                             $   191,869
  Advances - shareholders                                                37,000
  Note payable - shareholders                                            20,000
                                                                    -----------
    Total current liabilities                                           248,869
                                                                    -----------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.0001 par value, 10,000,000
    authorized, no shares issued and outstanding                             --
  Common stock, $.0001 par value, 50,000,000 shares authorized,
    5,577,795 shares issued and outstanding                                 558
Additional paid in capital                                            3,840,477
Accumulated deficit                                                  (3,923,989)
                                                                    -----------
                                                                        (82,954)
Less: subscriptions receivable                                         (100,000)
                                                                    -----------
  Total Stockholders' Deficit                                          (182,954)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $    65,915
                                                                    ===========

           See accompanying summary of accounting policies and notes
                            to financial statements.

                            TWISTEE TREAT CORPORATION
                            STATEMENTS OF OPERATIONS

                                                       For the Years Ended
                                                            November 30,
                                                  -----------------------------
                                                      2003              2002
                                                  -----------       -----------
Operating expenses:
  Payroll and contractual compensation            $    59,855       $        --
  Consulting                                           43,800            95,000
  Legal and professional                                2,000            26,708
  Depreciation                                         27,792            27,790
  Other general and administrative expenses            32,402            93,133
  Gain on settlements                                      --          (423,500)
                                                  -----------       -----------
                                                      165,849          (180,869)
                                                  -----------       -----------

Income (loss) from operations                        (165,849)          180,869

Other income (expense):
  Interest (expense)                                   (2,948)           (8,328)
  Interest income                                          --               404
                                                  -----------       -----------
                                                       (2,948)           (7,924)
                                                  -----------       -----------

Net income (loss)                                 $  (168,797)      $   172,945
                                                  ===========       ===========

Net income (loss) per share:
  Basic and diluted                               $     (0.03)      $      0.07
                                                  ===========       ===========

Weighted average shares outstanding:
  Basic and diluted                                 4,874,370         2,605,973
                                                  ===========       ===========

           See accompanying summary of accounting policies and notes
                            to financial statements.

                            TWISTEE TREAT CORPORATION
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                      For the Years Ended November 30, 2003

                                       Common Stock             Additional
                                 --------------------------      paid in     Accumulated   Subscription
                                   Shares         Amount         capital       deficit      Receivable
                                 -----------    -----------    -----------   -----------    -----------
Balance,
  November 30, 2001                2,022,795    $       202    $ 3,546,873   $(3,928,137)   $  (175,000)

Proceeds from the sale of
common stock for $0.10 per
share                              1,110,000            111        110,889            --             --

Issuance of common stock
options for services
                                          --             --         90,000            --             --

Stock subscription collections
                                          --             --             --            --         75,000

Cancellation of shares
received in settlement
agreement                           (125,000)           (12)            12            --             --

Net income                                --             --             --       172,945             --
                                 -----------    -----------    -----------   -----------    -----------

Balance,
  November 30, 2002                3,007,795            301      3,747,774    (3,755,192)      (100,000)

Cancellation of shares               (30,000)            (3)             3            --             --

Proceeds from the sale
  of common stock for
  $0.03 per share                  2,600,000            260         92,700            --             --

Net loss                                  --             --             --      (168,797)            --
                                 -----------    -----------    -----------   -----------    -----------

Balance,
  November 30, 2003                5,577,795    $       558    $ 3,840,477   $(3,923,989)   $  (100,000)
                                 ===========    ===========    ===========   ===========    ===========

           See accompanying summary of accounting policies and notes
                            to financial statements.

                            TWISTEE TREAT CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended
                                                                        November 30,
                                                                  ----------------------
                                                                    2003         2002
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net income (loss)                                               $(168,797)   $ 172,945
    Adjustments to reconcile net loss to cash used in operating activities:
        Depreciation and amortization                                27,792       27,790
        Provision for bad debt                                           --       17,484
        Common stock and options for services                            --       90,000
        Gain on settlements                                              --     (423,500)
Changes in operating assets and liabilities:
  Note receivable and other assets                                       --        1,150
  Accounts payable and accrued expenses                              (3,500)      (1,083)
                                                                  ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                              (144,505)    (115,214)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITES:
  Proceeds form shareholder advances                                 37,000           --
  Payments on notes payable                                              --      (57,146)
  Proceeds from the sale of common stock                             92,960      186,000
                                                                  ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           129,960      128,854
                                                                  ---------    ---------

NET INCREASE (DECREASE) IN CASH                                     (14,545)      13,640

Cash, beginning of period                                            15,962        2,322
                                                                  ---------    ---------
Cash, end of period                                               $   1,417    $  15,962
                                                                  =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                   $      --    $      --
  Income taxes paid                                               $      --    $      --

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

Prior to November 30, 2003, Twistee Treat had closed its owned and franchised stores due to poor customer demand. Twistee Treat is in the process of developing its product line and has not focused on the sale of its franchises or its current line of ice cream products.

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

NOTE 2 - Financial Condition And Going Concern

Twistee Treat has negative working capital of $247,452 and has historically incurred losses, and at November 30, 2003 had a capital deficit of $182,954. Because of these historical losses and because Twistee Treat ceased operations, Twistee Treat will require additional working capital to develop and renew its business operations.

Twistee Treat intends to raise additional working capital through private placements, public offerings and/or bank financing. As of March 12, 2004, Twistee Treat is in discussions with several investors, however no definitive agreements have been reached.

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

NOTE 3 - Property and Equipment

Property and equipment consisted of the following at November 30, 2003:

                                                             2003
                                                          ----------
    Furniture and fixtures                                $   16,856
    Equipment                                                118,098
    Restaurant equipment                                      15,634
    Molds                                                    215,000
                                                          ----------
                                                             365,588
    Less: Accumulated depreciation                           301,090
                                                          ----------
                                                          $   64,498
                                                          ==========

Depreciation expense totaled $27,792 and $27,790 in 2003 and 2002, respectively.

NOTE 4 - Note Payable

Twistee Treat has a promissory note for $20,000 bearing interest at 12%, due upon demand with a shareholder. The promissory note is unsecured.

NOTE 5 - SHAREHOLDER ADVANCES

Twistee Treat has advances of $37,000 due upon demand with shareholders. Interest has been imputed at 8%.

NOTE 6 - Stockholders' Equity

Common and Preferred Stock

Twistee Treat has authorized 10,000,000 shares of preferred stock, $.0001 par value and 50,000,000 shares of common stock, $.0001 par value. The preferred stock will have such right and preferences as determined by the Board of Directors.

During the year ended November 30, 2003, Twistee Treat issued 2,600,000 shares of common stock for cash of $92,960 or $0.04 per share.

During the year ended November 30, 2003, 30,000 shares of common stock were returned and canceled.

During the year ended November 30, 2002, Twistee Treat issued 1,110,000 shares of common stock for services valued at $111,000 or $0.01 per share.

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

In March 2000, Twistee Treat offered subscriptions pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended, of 800,000 (post reverse split) shares of common stock to accredited investors. The purchase price is $1.25 (post reverse split) per share. As of March 31, 2000, subscriptions for 8,000,000 shares totaling $1,000,000 were received at which time the offer was closed. As of November 30, 2003, Twistee Treat has received cash consideration of $900,000 for the common stock subscribed.

Warrants

Twistee Treat has warrants outstanding to purchase 91,000 shares of common stock at an exercise price of $0.75 per share. The warrants expire in January 2007.

Options

On May 30, 2003, Twistee Treat issued 3,000,000 options to the chief executive officer and 3,000,000 options to the chief financial officer. The options immediately vested and have an exercise price of $0.03 and have an eighteen month term. The options expire November 30, 2004.

On November 12, 2002, Twistee Treat issued 3,000,000 options to the chief executive officer and 3,000,000 options to the chief financial officer. The options immediately vested and have an exercise price of $0.03 and have a 1 year term. The options expired November 12, 2003.

The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the years ended November 30, 2003 and 2002:

                                                                       2003           2002
                                                                   -----------    -----------
Net income (loss), as reported                                     $  (168,797)   $   172,945
Less: stock-based employee compensation expense determined
under fair-value based method for all awards, net of related tax
effects                                                             (4,245,956)       (90,000)
                                                                   -----------    -----------

Pro forma net income (loss)                                        $(4,414,753)   $    82,945
                                                                   ===========    ===========

Net income (loss) per share:
  As reported - basic and diluted                                  $     (0.04)   $      0.07
                                                                   ===========    ===========

  Pro forma - basic and diluted                                    $     (0.91)   $      0.03
                                                                   ===========    ===========

NOTE 7 - Income Taxes

The provision for federal income tax consists of the following for the years ended November 30:

                                             2003                    2002
                                        ----------------       -----------------
Current provision                       $             --       $              --
Deferred provision                                    --                      --
                                        ----------------       -----------------
                                        $             --       $              --
                                        ================       =================

Deferred income taxes consist of the following at November 30:

                                                   2002                 2001
                                               -----------          -----------
Long-term:
  Deferred tax assets                          $ 1,360,000          $ 1,302,000
  Valuation allowance                           (1,360,000)          (1,302,000)
                                               -----------          -----------
                                               $        --          $        --
                                               ===========          ===========

For the years ended November 30, 2003 and 2002, Twistee Treat had taxable losses, and therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carryforward is approximately $4,000,000 at November 30, 2003, and will expire in the years 2016 through 2023.

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

NOTE 9 - SUBSEQUENT EVENT

In February 2004, Twistee Treat entered into an exclusive agreement with a corporate advisor to provide financial, merger and acquisition and corporate strategy services for an indefinite period, either party may terminate the agreement with 6 months notice. In connection with the agreement, Twistee Treat has paid $20,000 and issued 1,000,000 shares of common stock and 300,000 warrants with an exercise price of $0.085. The warrants expire in January 2007 and have a cashless feature.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TWISTEE TREAT CORPORATION


DATED: March 30, 2004                By: /s/ Steven Levin
                                        ----------------------------------------
                                             Steven Levin
                                             Chief Executive Officer

                                     TWISTEE TREAT CORPORATION


DATED: March 30, 2004                By: /s/ James Tilton
                                        ----------------------------------------
                                             James Tilton
                                             Chief Financial Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                      TITLE                          DATE
----                      -----                          ----

/s/ Steven Levin          Chief Executive Officer        March 30, 2004
----------------------    and Director
Steven Levin              (Principal Executive Officer)


/s/ James Tilton          Chief Financial Officer        March 30, 2004
----------------------    and Director
James Tilton              (Principal Financial Officer)