Form 10QSB
period 2004-02-29
TWISTEE TREAT CORP/NV
filed 2004-05-18
CIK 1105713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended February 29, 2004

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

     Yes: X   No:
         --

As of May 17, 2004 7,577,795 shares of Common Stock of the issuer were outstanding.

                            TWISTEE TREAT CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                     PART I

Item 1.     Financial Statements                                              3

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             7


                                    PART II

Item 1.     Legal Proceedings                                                 9

Item 6.     Exhibits and Reports on Form 8-K                                 10

     Signatures                                                              10


                            TWISTEE TREAT CORPORATION
                                  BALANCE SHEET
                                February 29, 2004



                                     ASSETS
Current assets
  Cash                                                           $    13,933
                                                                 ------------
    Total current assets                                              13,933

Property and equipment, net                                           59,123
                                                                 ------------
                                                                 $    73,056
                                                                 ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                          $   193,209
  Advances - shareholders                                             37,000
  Note payable - shareholders                                         20,000
                                                                 ------------
    Total current liabilities                                        250,209
                                                                 ------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.0001 par value, 10,000,000
    authorized, no shares issued and outstanding                           -
  Common stock, $.0001 par value, 50,000,000 shares authorized,
    7,577,795 shares issued and outstanding                              758
Additional paid in capital                                         3,900,277
Accumulated deficit                                               (3,978,188)
                                                                 ------------
                                                                     (77,153)
Less: subscriptions receivable                                      (100,000)
                                                                 ------------
  Total Stockholders' Deficit                                       (177,153)
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $    73,056
                                                                 ============


                            TWISTEE TREAT CORPORATION
                             STATEMENTS OF EXPENSES


                                            For the Three Months Ended
                                                   February 29,
                                                   ------------
                                                2004         2003
                                             -----------  -----------
Operating expenses:
  Payroll and contractual compensation       $        -   $   24,855
  Consulting                                     20,000       34,200
  Depreciation                                    5,375        6,948
  Other general and administrative expenses      27,484        3,040
                                             -----------  -----------
                                                 52,859       69,043
                                             -----------  -----------

Loss from operations                            (52,859)     (69,043)

Interest expense                                 (1,340)           -
                                             -----------  -----------

Net loss                                     $  (54,199)  $  (69,043)
                                             ===========  -----------

Net loss per share:
  Basic and diluted                          $    (0.01)  $    (0.02)
                                             ===========  ===========

Weighted average shares outstanding:
  Basic and diluted                           5,841,531    3,066,151
                                             ===========  ===========


                            TWISTEE TREAT CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                  For the Years Ended
                                                                     February 29,
                                                                    --------------
                                                                   2004       2003
                                                                 ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net loss                                                       $(54,199)  $(69,043)
    Adjustments to reconcile net loss to cash used in operating activities:
        Depreciation and amortization                               5,375      6,948
        Common stock and options for services                      30,000          -
Changes in operating assets and liabilities:
  Accounts payable and accrued expenses                             1,340     (7,248)
                                                                 ---------  ---------

NET CASH USED IN OPERATING ACTIVITIES                             (17,484)   (69,043)
                                                                 ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITES:
  Proceeds from the sale of common stock                           30,000     62,960
                                                                 ---------  ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          30,000     62,960
                                                                 ---------  ---------

NET INCREASE (DECREASE) IN CASH                                    12,516     (6,383)

Cash, beginning of period                                           1,417     15,962
                                                                 ---------  ---------
Cash, end of period                                              $ 13,933   $  9,579
                                                                 =========  =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                  $      -   $      -
  Income taxes paid                                              $      -   $      -

                            TWISTEE TREAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Presentation

The balance sheet of the Company as of February 29, 2004, the related statements of operations for the three months ended February 29, 2004 and February 28, 2003 and the statements of cash flows for the three months ended February 29, 2004 and February 28, 2003 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended February 29, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Twistee Treat Corporation's November 30, 2003 Form 10-KSB.



NOTE 2 - COMMON STOCK

During February 2004, the Company issued 1,000,000 shares of common stock for $0.03 per share for cash.

In February 2004, Twistee Treat entered into an exclusive agreement with a corporate advisor to provide financial, merger and acquisition and corporate strategy services for an indefinite period, either party may terminate the agreement with 6 months notice. In connection with the agreement, Twistee Treat has paid $20,000 and issued 1,000,000 shares of common stock and 300,000 warrants with an exercise price of $0.085. The services were valued at $30,000. The warrants expire in January 2007 and have a cashless feature.

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

GENERAL OVERVIEW

Overview.

Twistee Treat operated and franchised soft-serve ice cream desserts and an assortment of other foods and beverages in its proprietary, cone-shaped buildings and kiosks. Incorporated in Missouri in 1997, we redomiciled by merger into a Delaware corporation in June of 1999 with the name Twistee Treat Corporation. On April 6, 2000, we purchased a publicly-reporting Nevada corporation, Perfection Plus, Inc., as described more fully in our Form 8-K filed with the Securities and Exchange Commission on April 8, 2000, and as subsequently amended. During the three months ended February 29, 2004, the Company did not have any operations and had three inactive franchises.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2003

There were no net sales for the three months ended February 29, 2004 and February 28, 2003, respectively. Twistee is pursuing strategic partners or merger candidates.

Operating expenses for the three months ended February 29, 2004 decreased by $16,184 to an expense of $52,859 from operating expense of $69,043 for the corresponding period of the prior year. The decrease is attributable to reduced salaries.

Net loss for the three months ended February 29, 2004 decreased by $14,844 to a loss of $54,199 from a net loss of $69,043 for the corresponding period of the prior year. For the three months ended February 29, 2004 and February 28, 2003 the Company did not record tax expense or a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2004, Twistee Treat has negative working capital of $236,276 compared to negative working capital of $247,452 at November 30, 2003.

Net cash provided by financing activities decreased to $30,000 from $62,960. Twistee Treat received $30,000 from the sale of its common stock for the three months ended February 29, 2004. The Company utilized those proceeds to pay current expenses.

The Company has no credit line or other bank debt, and has generated its cash from the sale of its common stock. At February 29, 2004, the Company had a stockholders' deficit of $177,153, an decrease of approximately 3% from $182,954 of stockholders' deficit existing at November 30, 2003.

As reflected in the accompanying financial statements and at February 29, 2004, the Company has a working capital deficit of $236,276 and a net loss from operations of $54,199 for the three months ended February 29, 2004. The Company's operations are not sufficient to finance its growth. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and implement its business plan. The Company anticipates issuing additional debt and equity securities and reducing operating overhead. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Impairment of Long-Lived Assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of machinery and equipment (10 years). Twistee performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.


OTHER INFORMATION

ITEM 1: Legal Proceedings

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

PART II - OTHER INFORMATION

Item 2.  Changes In Securities

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

     Exhibit No.          Description

     31.1          Certificate of the Chief Executive
                   Officer pursuant Section 302 of the
                   Sarbanes-Oxley Act of 2002               *

     32.1          Certificate of the Chief Executive
                   Officer pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002           *

* Filed Herein.

b)     REPORTS ON FORM 8-K

The Company filed the following two reports on Form 8-K during the quarter for which this report is filed:

None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          TWISTEE TREAT CORPORATION

Dated: May 17, 2004

          By:  /s/ JAMES A. TILTON
          James A. Tilton (President and Chief Financial Officer)

EXHIBIT 31.1




                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  James A. Tilton,  certify  that:

1.   I  have reviewed this Annual Report on Form 10-QSB of Twistee Treat
Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  May  17,  2004


                                   By:  /s/  James A. Tilton
                                   -------------------------------
                                   James A. Tilton
                                   President and Chief Financial Officer

EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, James A. Tilton, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Twistee Treat Corporation on Form 10-QSB for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Twistee Treat Corporation

Date:  May 17, 2004

                                        By:/s/ James A. Tilton
                                        --------------------------
                                        James A. Tilton
                                        President and Chief Financial Officer