Form 10QSB
period 2004-03-31
TWISTEE TREAT CORP/NV
filed 2004-07-23
CIK 1105713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the quarterly period ended May 31, 2004

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

     Yes: X   No:
         --

As of July 20, 2004 7,577,795 shares of Common Stock of the issuer were outstanding.

                            TWISTEE TREAT CORPORATION
                                   FORM 10-QSB

                                      INDEX

                                     PART I

Item 1.     Financial Statements                                               3

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              7


                                    PART II

Item 1.     Legal Proceedings                                                  9

Item 6.     Exhibits and Reports on Form 8-K                                  10

     Signatures                                                               11


                            TWISTEE TREAT CORPORATION
                                  BALANCE SHEET
                                  May 31, 2004


ASSETS
Current assets
  Cash                                                           $       141
                                                                 ------------
    Total current assets                                                 141

Property and equipment, net                                           53,748
                                                                 ------------
                                                                 $    53,889
                                                                 ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                          $   194,552
  Advances - shareholders                                             37,000
  Note payable - shareholders                                         20,000
                                                                 ------------
    Total current liabilities                                        251,552
                                                                 ------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.0001 par value, 10,000,000
    authorized, no shares issued and outstanding                           -
  Common stock, $.0001 par value, 50,000,000 shares authorized,
    7,577,795 shares issued and outstanding                              758
Additional paid in capital                                         3,900,274
Accumulated deficit                                               (3,998,695)
                                                                 ------------
                                                                     (97,663)
Less: subscriptions receivable                                      (100,000)
                                                                 ------------
  Total Stockholders' Deficit                                       (197,663)
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $    53,889
                                                                 ============


                                TWISTEE TREAT CORPORATION
                                 STATEMENTS OF EXPENSES


                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                              MAY 31,                  MAY 31,
                                        2004         2003         2004         2003
                                     -----------  -----------  -----------  -----------
Operating expenses:
  Payroll and contractual expense    $        -   $   20,000   $        -   $   44,855
  Depreciation and amortization           5,375        6,948       10,750       13,896
    expense
  Consulting expense                          -       11,600       30,000       45,800
  Other general and administrative       13,792        2,546       31,276        5,586
                                     -----------  -----------  -----------  -----------
                                         19,167       41,094       72,026      110,137
                                     -----------  -----------  -----------  -----------

Loss from operations                    (19,167)     (41,094)     (72,026)    (110,137)

Interest expense                         (1,340)           -       (2,680)           -
                                     -----------  -----------  -----------  -----------

Net loss                             $  (20,507)  $  (41,094)  $  (74,706)  $ (110,137)
                                     ===========  ===========  ===========  ===========

Basic and diluted loss per common    $    (0.00)  $    (0.01)  $    (0.01)  $    (0.03)
                                     ===========  ===========  ===========  ===========
  share

Weighted average shares outstanding   7,577,795    5,009,969    6,714,407    4,136,916
                                     ===========  ===========  ===========  ===========


                            TWISTEE TREAT CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                   For the Six Months
                                                                        May 31,
                                                                        -------
                                                                   2004        2003
                                                                 ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net loss                                                       $(74,706)  $(110,137)
    Adjustments to reconcile net loss to cash used in operating activities:
        Depreciation and amortization                              10,750      13,896
        Common stock and options for services                      30,000           -
Changes in operating assets and liabilities:
  Accounts payable and accrued expenses                             2,680      (7,248)
                                                                 ---------  ----------

NET CASH USED IN OPERATING ACTIVITIES                             (31,276)   (103,489)
                                                                 ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITES:
  Proceeds from the sale of common stock                           30,000      92,960
                                                                 ---------  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          30,000      92,960
                                                                 ---------  ----------

NET DECREASE IN CASH                                               (1,276)    (10,529)

Cash, beginning of period                                           1,417      15,962
                                                                 ---------  ----------
Cash, end of period                                              $    141   $   5,433
                                                                 =========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                  $      -   $       -
  Income taxes paid                                              $      -   $       -

                            TWISTEE TREAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - PRESENTATION

The balance sheet of the Company as of May 31, 2004, the related statements of operations for the three months and six months ended May 31, 2004 and 2003 and the statements of cash flows for the six months ended May 31, 2004 and 2003 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended May 31, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Twistee Treat Corporation's November 30, 2003 Form 10-KSB.


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

GENERAL OVERVIEW

Overview.

Twistee Treat operated and franchised soft-serve ice cream desserts and an assortment of other foods and beverages in its proprietary, cone-shaped buildings and kiosks. Incorporated in Missouri in 1997, we redomiciled by merger into a Delaware corporation in June of 1999 with the name Twistee Treat Corporation. On April 6, 2000, we purchased a publicly-reporting Nevada corporation, Perfection Plus, Inc., as described more fully in our Form 8-K filed with the Securities and Exchange Commission on April 8, 2000, and as subsequently amended. During the six months ended May 31, 2004, the Company did not have any operations and had three inactive franchises.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2004 COMPARED TO THREE MONTHS ENDED MAY 31, 2003

There were no net sales for the three and six months ended May 31, 2004 and 2003, respectively. Twistee is pursuing strategic partners or merger candidates.

Operating expenses for the three months ended May 31, 2004 decreased by $21,927 or 53% to $19,167 from $41,094 for the corresponding period of the prior year. The decrease is attributable to the Company replacing its President and reducing salaries as well as a reduction of legal and professional fees.

For the six month period ending May 31, 2004 operating expenses decreased $38,111 or 35% to $72,026 from $110,137 for the corresponding period of the prior year. The decrease is attributable to a decrease in consulting, professional fees and salaries.

Net loss for the three months ended May 31, 2004 decreased by $20,587 to a loss of $20,507 from a loss of $41,094 for the corresponding period of the prior year. For the three months ended May 31, 2004 and 2003 the Company did not record a tax benefit.

For the six months ended May 31, 2004, the net loss decreased $35,431 to a loss of $74,706 from a net loss of $110,137 for the corresponding period of the previous year. The Company's did not record a tax benefit for the six months ended May 31, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2004, Twistee Treat has negative working capital of $251,411 compared to negative working capital of $247,452 at November 30, 2003.

Net cash provided by operating activities decreased to $31,276 from $103,489. Twistee Treat received $30,000 from the sale of its common stock for the six months ended May 31, 2004. The Company utilized those proceeds to pay current expenses.

The Company has no credit line or other bank debt, and has generated its cash from the sale of its common stock. At May 31, 2004, the Company had a stockholders' deficit of $197,663, a decrease of approximately 8% from $182,954 of stockholders' deficit existing at November 30, 2003.

As reflected in the accompanying financial statements and at May 31, 2004, the Company has a working capital deficit of $251,411 and a net loss from operations of $72,026 for the six months ended May 31, 2004. The Company's operations are not sufficient to finance its growth. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and implement its business plan. The Company anticipates issuing additional debt and equity securities and reducing operating overhead. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

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

                         TWISTEE TREAT CORPORATION

Dated: July 20, 2004
                         By:  /s/ JAMES A. TILTON
                         James A. Tilton (President and Chief Financial Officer)

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

Date:  July 20,  2004


                                   By:  /s/  James A. Tilton
                                   -------------------------------
                                   James A. Tilton
                                   President and Chief Financial Officer

EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, James A. Tilton, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Twistee Treat Corporation on Form 10-QSB for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Twistee Treat Corporation

Date:  July 20, 2004

                                        By:/s/ James A. Tilton
                                        --------------------------
                                        James A. Tilton
                                        President and Chief Financial Officer