Form 10QSB
period 2004-08-31
TWISTEE TREAT CORP/NV
filed 2004-11-15
CIK 1105713

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended August 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from              to             .
                                          -------------  ------------

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

                                   Yes: X    No:
                                       --

As of August 31, 2004 7,577,795 shares of Common Stock of the issuer were outstanding.

                            TWISTEE TREAT CORPORATION
                                   FORM 10-QSB

                                      INDEX


                                     PART I

Item 1.     Financial Statements                                               3

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          6

                                    PART II

Item 1.     Legal Proceedings                                                  9

Item 6.     Exhibits and Reports on Form 8-K                                   9

            Signatures                                                        10


                            TWISTEE TREAT CORPORATION
                                  BALANCE SHEET
                                 August 31, 2004

                                                                AS AT
                                                              AUGUST 31
                                                                 2004
ASSETS

Current assets
   Cash                                                      $         -
   Accounts receivable                                                 -
                                                             ------------
Total current assets                                                   -
                                                             ------------
Fixed Assets
   Property and equipment, net                                         -
                                                             ------------
Total fixed assets                                                     -
                                                             ------------
Total assets                                                 $         -
                                                             ============

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
   Accounts payable and accrued expenses                     $   196,033
   Advances - shareholders                                        37,000
   Note payable - shareholders                                    20,000
                                                             ------------
Total current liabilities                                        253,033
                                                             ------------

STOCKHOLDER'S DEFICIT
   Preferred stock, $.0001 par value, 10,000,000 authorized
     no shares issued and outstanding                                  -
   Common stock, $.0001 par value, 50,000,000 authorized
     7,577,795 shares issued and outstanding                         758
Additional paid in capital                                     3,900,274
Accumulated deficit                                           (4,054,065)
                                                                (104,660)
Less: subscriptions receivable                                  (100,000)
                                                             ------------
Total stockholder's Deficit                                     (253,033)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                  $         -
                                                             ============


                                    TWISTEE TREAT CORPORATION
                                      STATEMENTS OF EXPENSES


                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        AUGUST 31                 AUGUST 31
                                                   2004         2003         2004         2003
Sales                                                    -            -            -            -
   Cost of sales                                         -            -            -            -
Gross profit                                             -            -            -            -

Payroll and contractual expenses                         -       15,000            -       59,855
General administrative and operating expenses          282        5,479       31,558       11,065
Consulting expense                                       -            -       30,000       43,800
Legal and accounting fees                                -          800            -        2,800
Depreciation and impairment expense                 53,748        6,948       64,498       20,844
                                                -------------------------------------------------
                                                    54,030       28,227      126,056      138,364
                                                -------------------------------------------------

Income (loss) from operations                      (54,030)     (28,227)    (126,056)    (138,364)

Interest expense                                     1,340            -        4,020            -
                                                -------------------------------------------------
Net income (loss)                               $  (55,370)  $  (28,227)  $ (130,076)  $ (138,364)
                                                =================================================
Basic and diluted income (loss)                 $    (0.01)  $    (0.01)  $    (0.02)  $    (0.03)
per common share

Weighted average shares outstanding              7,577,795    5,607,795    7,003,250    4,992,102


                            TWISTEE TREAT CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                        NINE MONTHS ENDED
                                                            AUGUST 31
                                                         2004       2003
Cash flows from operating activities
  Net income (loss)                                    (130,076)  (138,364)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation                                         16,125     20,844
    Impairment                                           48,373          -
  Changes in assets and liabilities
    Accounts payable and accrued expenses                63,624      3,552
                                                       --------------------
Net cash provided (used) in operating activities         (1,954)  (113,968)
                                                       --------------------

Cash flows from financing activities
  Proceeds from shareholder advances                          -      7,000
  Proceeds from sale of common stock                          -     92,960
                                                       --------------------
Net cash provided (used) by financing activities              -     99,960
                                                       --------------------

Net increase (decrease) in cash and cash equivalents     (1,954)   (14,008)
                                                       --------------------
Cash and cash equivalents at beginning of period          1,954     15,962
                                                       --------------------
Cash and cash equivalents at end of period                    -      1,954
                                                       --------------------

                            TWISTEE TREAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - PRESENTATION

The balance sheet of the Company as of August 31, 2004, the related statements of operations for the three months and nine months ended August 31, 2004 and 2003 and the statements of cash flows for the nine months ended August 31, 2004 and 2003 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended August 31, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Twistee Treat Corporation's November 30, 2003 Form 10-KSB.


NOTE 2 - OPTIONS

In November 2004, the board of directors extended the terms of the options to two officers from November 11, 2004 through November 11, 2005. The options are exercisable at $0.03.


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

GENERAL OVERVIEW

Overview.

Twistee Treat operated and franchised soft-serve ice cream desserts and an assortment of other foods and beverages in its proprietary, cone-shaped buildings and kiosks. Incorporated in Missouri in 1997, the Company re-domiciled by merger into a Delaware corporation in June of 1999 with the name Twistee Treat Corporation. On April 6, 2000, the Company purchased a publicly-reporting Nevada corporation, Perfection Plus, Inc., as described more fully in our Form 8-K filed with the Securities and Exchange Commission on April 8, 2000, and as subsequently amended. During the nine months ended August 31, 2004, the Company did not have any operations and had three inactive franchises.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2004 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2003

There were no net sales for the three and nine months ended August 31, 2004 and 2003, respectively. The Company is pursuing strategic partners or merger candidates.

Operating expenses for the three months ended August 31, 2004 increased by $25,803 or 92% to $54,030 from $28,227 for the corresponding period of the prior year. The increase is attributable to the Company writing off the remaining fixed assets which was offset by a reduction in administrative and operating expenses.

For the nine month period ending August 31, 2004 operating expenses decreased $12,308 or 9% to $126,056 from $138,364 for the corresponding period of the prior year. The decrease is attributable to a decrease in consulting, professional fees and salaries offset by an increase in depreciation expense due to the impairment of the molds.

Net loss for the three months ended August 31, 2004 increased by $27,143 to a loss of $55,370 from a loss of $28,227 for the corresponding period of the prior year. For the three months ended August 31, 2004 and 2003 the Company did not record a tax benefit.

For the nine months ended August 31, 2004, the net loss decreased $8,288 to a loss of $130,076 from a net loss of $138,364 for the corresponding period of the previous year. The Company did not record a tax benefit for the six months ended August 31, 2004 and 2003.


LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2004, Twistee Treat has negative working capital of $253,033 compared to negative working capital of $247,452 at November 30, 2003.

Cash shortfall provided from operating activities decreased to ($1,954) from ($113,968).

The Company has no credit line or other bank debt, and has in the past generated cash from the sale of its common stock. At August 31, 2004, the Company had a stockholders' deficit of $253,033, a decrease of approximately 11% from $182,954 of stockholders' deficit existing at November 30, 2003.

As reflected in the accompanying financial statements and at August 31, 2004, the Company has a working capital deficit of $253,033 and a net loss from operations of $130,076 for the nine months ended August 31, 2004. The Company's operations are not sufficient to finance its growth. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and implement its business plan. The Company anticipates issuing additional debt and equity securities and reducing operating overhead. Management believes that actions presently taken to improve its future operations and obtain additional funding provide the opportunity for the Company to continue as a going concern.

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

a)     Exhibits

Exhibit No.     Description

31.1          Certificate of the Chief Executive
              Officer pursuant Section 302 of the
              Sarbanes-Oxley Act of 2002               *

32.1          Certificate of the Chief Executive
              Officer pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002               *

* Filed Herein.

b)     REPORTS ON FORM 8-K

The Company filed the following report on Form 8-K during the quarter for which this report is filed:

On November 12, 2004, we filed a Current Report on Form 8-K reporting that on November 5, 2004, we dismissed Malone & Bailey, PLLC, as our independent auditors and hired Lopez, Blevins, Bork & Associates, LLP, as our independent auditors. (Items 4.01 and 9.01)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWISTEE TREAT CORPORATION

Dated: November 2, 2004

By:  /s/ JAMES A. TILTON
----------------------------------
James A. Tilton
President and Chief Financial Officer

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

     (b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  November 2,  2004

By:  /s/  James A. Tilton
-------------------------------
James A. Tilton
President and Chief Financial Officer

EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, James A. Tilton, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Twistee Treat Corporation on Form 10-QSB for the quarter ended August 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Twistee Treat Corporation

Date:  November 2, 2004

By:/s/ James A. Tilton
--------------------------
James A. Tilton
President and Chief Financial Officer