Form 10KSB
period 2004-11-30
TWISTEE TREAT CORP/NV
filed 2005-04-15
CIK 1105713

FORM 10-KSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

MARK ONE

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                         COMMISSION FILE NUMBER 0-29439

                            TWISTEE TREAT CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      DELAWARE                                               33312
------------------------                             ------------------------
(STATE OF INCORPORATION)                                   (ZIP CODE)

                               2983 Ravenswood Rd.
                          Ft. Lauderdale, Florida 33312
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      (877) 667-9377                                    22-3617931
----------------------------                   -------------------------
(Registrant's telephone number)                    (I.R.S. Employer
                                                Identification Number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g)
of the Exchange Act:                           COMMON STOCK,
                                               at $.001 PAR VALUE PER SHARE
                                               ----------------------------

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the most recent fiscal year ended November 30, 2004 were $0.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price ($0.12) of such common equity as of March 30, 2005, was approximately $592,002.

As of March 30, 2005 the issuer had 7,077,795 shares of common stock, $.001 par value per share outstanding held by approximately 89 stockholders.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            TWISTEE TREAT CORPORATION
                                   FORM 10-KSB
                          YEAR ENDED NOVEMBER 30, 2004
                                      INDEX

Part I
Item 1.  Description of Business .........................................  3
Item 1A. Risk Factors.....................................................  4
Item 2.  Description of Property..........................................  6
Item 3.  Legal Proceedings................................................  6
Item 4.  Submission of Matters to a Vote of Security Holders..............  6

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters ........  7
Item 6.  Management's Discussion and Analysis or Plan of Operation .......  8
Item 7.  Financial Statements ............................................ 11
Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure........................... 11
Item 8A. Controls and Procedures ......................................... 11

Part III

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act ............................... 13
Item 10. Executive Compensation .......................................... 14
Item 11. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters .................. 15
Item 12. Certain Relationships and Related Transactions .................. 16
Item 13. Principal Accountant Fees and Services Signatures ............... 17
Item 14. Exhibits and Reports on Form 8-K ................................ 18
         (a) Exhibits
         (b) Reports on Form 8-K

                           FORWARD LOOKING STATEMENTS

         In this registration statement references to "company"; "we," "us," and "our" refer to TWISTEE TREAT CORPORATION.

         This Form 10-KSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical or present facts may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within the company's control. These factors include but are not limited to economic conditions generally and in the industries in which Twistee Treat may participate; competition within Twistee Treat's chosen industry, including competition from much larger competitors; technological advances and failure by Twistee Treat to successfully develop business relationships.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL
-------

         Twistee Treat Corporation(TM) (the "Company") was incorporated in Missouri on April 27, 1995 and redomiciled in Delaware in June 1997. The original Twistee Treat Corporation was formed in the early 1980's as a Colorado corporation doing business primarily in Florida. By the mid 1980's it had opened approximately 35 company stores, but no franchise units. The original Twistee Treat Corporation utilized proprietary cone-shaped buildings to sell its products and obtained certain federal and state patents, trademarks and service marks in connection with its business. In 1989, Twistee Treat's original founder retired and Twistee Treat filed for bankruptcy protection (U.S. Bankruptcy Court, Middle District of Florida, Ft. Myers Division, Case No. 89-4700-9P1). On August 6, 1990, Andrew Brennan, a founder and former principal stockholder of Twistee Treat, purchased the assets of the original Twistee Treat Corporation from the Bankruptcy Court, including its patent, trademark and service mark rights. Subsequently, Mr. Brennan sold 50% of his interests in such assets to Don Matthews, owner of Soft Serve System, Inc., a Missouri corporation. In 1996, Messrs. Matthews and Wells reorganized the Company, with Mr. Matthews contributing his 50% of the assets obtained from the original Twistee Treat Corporation. On May 6, 1997, Mr. Brennan sold to us his 50% interest in the assets obtained from the original Twistee Treat Corporation.

         As of November 30, 2004, the Company had three inactive franchises. The Canadian franchisee is still producing revenues, but is not paying any franchise fee to Twistee Treat pending a resolution of outstanding claims described elsewhere in this report. The Company is in the process of attempting to develop its product line and reorganize with its Canadian franchisee, as described below, and has not focused on the sale of its franchises or its current line of ice cream products. The Company conducted no direct operations during the last three (3) fiscal years ended November 30, 2004, 2003 and 2002.

         We currently have no direct operations and no revenue from franchise operations. During fiscal year 2001, the Company entered into an agreement with HD Brous, an investment banking firm, to develop business concepts and expand the Company's business. The Company pursued acquiring at least 10 of the existing Twistee Treat stores. However, HD Brous did not move forward with the Company due to market conditions; therefore, the Company has had to refocus its direction and is currently attempting to negotiate a reorganization as outlined under Item 6 of Management's Discussion and Analysis.

         During fiscal year 2003, we continued to develop our business plan, franchise program, franchise circular and operating manual, as well as operate three pilot stores, and open and test two kiosk pilot units. We closed our three test pilot stores and closed the two kiosk units for several months in order to evaluate the information obtained during such test periods and to make adjustments to menus, equipment and operating procedures. We then refurbished the three pilot stores, changed the menus, ordered additional equipment and reopened two of them: one in Eustis, Florida and one in Branson West, Missouri. Twistee Treat sold the Branson West store as a franchise store to Danny Hammond LLP. Mr. Hammond also became a Regional Developer for Branson and Springfield, Missouri. Twistee Treat's Eustis, Florida store became a franchise store also. The remaining operations were terminated in fiscal year 2004 as they did not generate sufficient operating revenues.

         Twistee Treat licensed the rights in Canada to a group who collectively has 37 years of experience in the ice cream franchise business with Good Humor and Breyers Ice Cream. One of the principals of our Canadian franchisee previously owned five franchises, and became regional franchise manager and another was national operations manager responsible for product distribution and sales in support of 300 distribution units across Canada. The group opened its first Twistee Treat store in July 2000, and has since opened an additional four franchise stores. However, due to pending litigation the Canadian franchisee is not paying franchise fees to Twistee Treat.

SIGNIFICANT EVENTS OCCURRING IN FISCAL YEAR 2004

     o Twistee Treat has agreed in principal to a reorganization with its Canadian franchisee subject to financing and Board approval as more particularly described under Management's Discussion and Analysis, (Item 6).
     o   The Company has appointed new auditors, see Item 14.
     o Mr. Tilton and Mr. Levin each had their options for 3,000,000 shares extended to November 11, 2005.
     o During 2004, the Company issued 1,000,000 shares to a prior investment banker and its associates, HD Brous and Associates, at $0.03 each and paid this firm $20,000 for consulting services.

ITEM 1A. RISK FACTORS

(1)  Reorganization
     --------------

The Company is presently involved in plans to move forward with a potential reorganization as outlined under the Management Discussion and Analysis, but there is no assurance that such reorganization will be completed as it is contingent upon a commitment of third party financing and final approval of the Board of Directors of Twistee Treat. It is anticipated the directors will approve the reorganization if the third party financing is committed within the next sixty to ninety days. However, if this reorganization does not occur, the Company would be without any immediate prospects of capitalization to continue any type of ongoing operations and may be forced into a position to terminate active business purposes. If the reorganization is completed, the Company will have an entirely new Board of Directors and management personnel in charge of operations without a proven track record in the operations of a public company.

(2) Lack of Control
    ---------------

In its present situation, or if the proposed reorganization is completed, Twistee Treat will not be in position where the public or "non-affiliated public shareholders" will have control of the corporation, nor will they be in position to gain control of the Company for the foreseeable future. This means that either the existing control shareholders, or the anticipated control shareholders in the event of the reorganization, would continue to manage and direct all the affairs of the Company by their majority shareholder position and would be in a position to elect all directors and appoint all officers to the Company in their discretion.

(3) Going Concern
    -------------

The auditors have expressed a reservation that the Company can continue as a going concern. It should be noticed in this regard the Company had very limited operations in fiscal year 2003 and no revenues or income-producing activities in 2004 and is not likely to be able to engage in any income-producing activities without the substantial inclusion of capital either through the proposed reorganization or by other means. This factor should constitute a significant risk factor for those considering acquiring stock in the present corporation.

(4) Limited Trading
    ---------------

The Company presently has very limited trading on the Electronic Bulletin Board and it is not anticipated that there would be substantial increases in the number of shares traded, even in the event of the proposed reorganization. As a result, the Company must be considered as having a very "thinly-traded" market which would be subject to dramatic swings in pricing based upon any significant event, positive or adverse, occurring with regard to the Company's anticipated operations, financing or management.

(5) Competitive Markets
    -------------------

The Company is engaged in an area of consumer product and services which is highly competitive and for which there are not significant barriers to entry. As a result, the Company may be adversely impacted by similar related products sold by better-financed and more established companies at any time. Further, the Company because of its significant periods of inactivity has lost significant markets and will be placed in a degree of competitive disadvantage to regain or reestablish its marketing efforts even if interim financing and new management are available.

(6) New Management
    --------------

The Company, if the reorganization is completed, will receive new management which does not have a proven track record in the operation of this company nor do they have experience in the operation or management of a public company. This untested management will constitute a potential risk factor to those considering the purchase of stock in this company. Further, the new management will not be subject to any employment contract.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's principal executive office is presently located in the home of Steven Levin, the Company's acting chief executive officer, at 2983 Ravensway Rd., Ft. Lauderdale, Florida 33312. The Company has not entered into a lease of office space with Mr. Levin. Mr. Levin provides this office space to the Company on a rent-free basis. The Company does not own or otherwise use any other property.

ITEM 3. LEGAL PROCEEDINGS

         (A) Twistee Treat has a dispute with a law firm regarding past due fees. The law firm, Feldhake, August & Roquemore LLP, entered a default judgment for $16,349.94 composed of principal and interest on May 28, 2002 in the Superior Court of California, County of Orange, styled as case number 01HL04797. The Company has made no arrangement at present to discharge this obligation.

         (B) Twistee Treat filed a lawsuit on February 5, 2003 against 3866955 Canada Inc., Liptok, Inc., Twistee Treat Canada, 3585468 Canada, Inc., Andrew Evans and Twisters Ice Cream in the United States District Court in the Southern District of Florida styled as cause number 03-60168. The Company is seeking a declaratory judgment with respect to the sole and exclusive right to a trademark and service mark relating to a building design. Among the other causes of action brought by the Company include the following: falsity and fraud in trademark application; federal trademark infringement; trade dress infringement; unfair competition and false designation of origin; common law trademark, trade name infringement and unfair competition; and domain infringement. The Company is currently negotiating a potential reorganization with this franchisee which would obviate and discharge this litigation, if completed. See description of Proposed Reorganization under Item 6.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no shareholder votes taken in fiscal year 2004. The Company currently does not have any shareholder meetings scheduled.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on an extremely limited basis in the Over-the-Counter market and is quoted on the electronic Bulletin Board under the symbol "TWTE". The following table represents the range of the high and low bid prices of our stock as reported by the NASDAQ Trading and Market Services for each fiscal quarter for the last two fiscal years ending November 30, 2004 and 2003, respectively. These quotations represent prices between dealers, may not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

Year     Quarter                    High              Low
----     -------                    ----              ---

2004     First Quarter              $.275             $.07
                  Second Quarter    $.25              $.07
                  Third Quarter     $.15              $.03
                  Fourth Quarter    $.15              $.035

2003     First Quarter              $.17              $.05
                  Second Quarter    $.11              $.03
                  Third Quarter     $.045             $.03
                  Fourth Quarter    $.017             $.025

         Twistee Treat has authorized a total of 50,000,000 shares of its Common Stock, $0.001 par value per share. As of November 30, 2004, we had a total of 7,577,795 shares of our Common Stock issued and outstanding. We have also authorized 10,000,000 shares of preferred stock, $0.001 par value, none of which is outstanding. Management has the current right to control approximately 62.9% of our outstanding shares. These are 391,000 shares subject to warrants to purchase shares at a price of $.075 per share and 300,000 warrants to purchase shares at a price of $0.85 per share which expire in December, 2007.

DIVIDENDS

         We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

RECENT PRIVATE EQUITY TRANSACTIONS

         In June, 2004, Twistee Treat issued 1,000,000 shares of common stock for $30,000.00 or $0.03 per share.

         In November, 2003, Twistee Treat cancelled 30,000 shares of common stock.

         On April 24, 2003, Twistee Treat issued 1,000,000 shares of common stock for $30,000.00 or $0.03 per share.

         On February 25, 2003, Twistee Treat issued 100,000 shares of common stock for $3,000.00 or $0.03 per share.

         On February 14, 2003, Twistee Treat issued 1,500,000 shares of common stock for $45,000.00 or $0.03 per share.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY STATEMENT
Statements contained or incorporated by reference in this document that are not based on historical or present facts are "forward-looking statements." Forward-looking statements may be identified by use of forward-looking terminology such as "believe," "intends," "may," "will," "expects," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. No assurance or warranty is made that such projections or estimates of future performance will be realized.

OVERVIEW

         Twistee Treat operated and franchised soft-serve ice cream desserts and an assortment of other foods and beverages in its proprietary, cone-shaped buildings and kiosks. Incorporated under the laws of Missouri in 1997, we redomiciled by merger into a Delaware corporation in June of 1999 with the name Twistee Treat Corporation. On April 6, 2000, we purchased a publicly-reporting Nevada corporation, Perfection Plus, Inc., as described more fully in our Form 8-K filed with the Securities and Exchange Commission on April 8, 2000, and as subsequently amended. In 1998, Stephen Wells, formerly the president of our largest franchisee (Twistee Treat of the Southeast, Inc.), became our President and Chief Executive Officer. Mr. Wells continued the testing program, begun in 1999, of our "Express Grill" unit, a full-service restaurant loosely based on the design of the Brazier units operating by "Dairy Queen" (TM). During the year ended November 30, 2004, the Company did not have any direct operations and three inactive franchises. The Canadian franchise has remained active, but has not contributed revenue due to ongoing litigation.

INTENDED REORGANIZATION
-----------------------

         In fiscal year 2004 and continuing through the date of this Report, Twistee Treat is continuing in reorganization discussions with its Canadian franchisee, Twistee Treat of Canada. Approval of a plan of reorganization is dependent upon the final agreement of a third party financing source and ratification by the Board of Twistee Treat. It is anticipated this commitment and the planned reorganization can be consummated within the next sixty (60) to ninety (90) days, or abandoned by the Board. If completed, the proposal would result in a reorganization of Twistee Treat substantially as follows:

         1) Substitution of a new Board of Directors and officers as nominated by Twistee Treat of Canada;

         2) Issuance of a controlling sharehold interest in the Company to the existing shareholders of Twistee Treat of Canada;

         3) Infusion of new capital an intended amount of approximately one million dollars from an independent financing source;

         4) Settlement of all pending lawsuits with Twistee Treat of Canada and related parties and the initiation of active business;

         5) Adjustment and confirmation of all outstanding shares and options as outlined below.

In the event of consumation of this reorganization, the outstanding shares and options would be held approximately as follows:

      o   Public Float, 1,820,067 shares
      o   Calder Investments, 3,757,730 shares
      o   George Levin, 2,500,000 shares
      o   HD Brous, 1,000,000 shares
      o   James Tilton, 2,800,000 shares*
      o   Steve Levin, 2,800,000 shares*
      o   Capitallink, LC, 200,000 shares
      o   Underwriting Shares, 11,500,000 shares
      o   Twistee-C Shareholders, 10,000,000 shares

* Subject to possible adjustment of option rights from the current optionees for three million (3,000,000) shares each at closing.

OPERATING EXPENSES
------------------

         Operating expenses for the fiscal year ended November 30, 2004 equaled $98,709 compared to $165,849 for the same period ended November 30, 2003. The decrease in operating expenses is primarily due to a decrease in payroll and contractual compensation of $59,855.

         Other general and administrative expenses incurred by us for the fiscal year ended November 30, 2004 were $29,749 as compared to $76,204 for the fiscal year ended November 30, 2003. In the fiscal third quarter ended August 31, 2004, the company elected to write-off the balance of its assets due to impairment which resulted in depreciation/impairment expense of $64,498 for the fiscal year ended November 30, 2004 as compared to $27,790 for the fiscal year ended November 30, 2003. As a result of these operating expenses, the company experienced a loss from operations of $106,469 for the fiscal year ended November 30, 2004, compared to a loss from operations of $168,797 for fiscal year 2003.


NET LOSS PER SHARE
------------------

         Twistee Treat's net loss per common share and equivalence - basic and diluted - for the fiscal year ended November 30, 2004 equaled $(0.01) per share compared to net loss per common share for the year ended November 30, 2003 ($.03).



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         As of November 30, 2004, the Company had no cash. Net cash used in operations in fiscal year 2004 was $35,879, a decrease of 75% from $144,505 (representing the amount of net cash used in operations during the same period in 2003). Non-cash adjustments for fiscal year 2004 primarily consisted of depreciation and amortization of $64,698 and non-cash adjustments for fiscal year 2003 consisting of $27,792 of depreciation and amortization.

         Our debt structure includes total current liabilities of $244,423 on November 30, 2004.

         Cash flows from financing activities by Twistee Treat totaled $34,462 for the fiscal year ended November 30, 2004, consisting of proceeds from the sale of common stock of $30,000 and shareholder advances of $4,462.

         Twistee Treat has no credit line or other bank debt, and has generated cash for its operations from the sale of our common stock, $.0001 par value. As of November 30, 2004, the Company has an accumulated deficit of $4,030,458. We require equity or debt financing to restart our operations. To the extent that we cannot obtain such financing on terms that we would consider favorable, or at all, it could have a materially adverse impact on our ability to have operations, if at all, and to take advantage of the opportunities we would like to develop during fiscal year 2005 and beyond. There can be no assurance that we will be able successfully to raise the cash proceeds we require to implement our business plan as currently envisioned.

GOING CONCERN RISK FACTORS
--------------------------

         Substantial doubt about the Company's Ability to Continue as a Going Concern.
--------------------------------------------------------------------------------
The Company's auditor has issued an opinion that the current conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company requires working capital to restart its operations and pursue a business strategy. In the event the Company is unable to raise capital it will be forced to curtail operations and it may cease to exist.

         Dependence  Upon External  Financing.
--------------------------------------------------------------------------------
It is imperative that we raise capital to stay in business. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to maintain operations, or to implement our business plan as we envision it today.


ITEM 7. FINANCIAL STATEMENTS

   We have attached our consolidated audited financial statements for the year ended November 30, 2004.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None


ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities. It is understood that should the Company resume business activities in fiscal year 2005, it may need to increase and augment accounting procedures and controls.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) The Company is aware of the requirements of the Sarbannes-Oxley Act and has implemented those requirements as applicable, but does not believe it is presently required to have an independent Audit Committee as an "Eelectronic Bulletin Board Company" and has not implemented such a committee at present.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS
----------------------

   The Directors and Officers of the Company are as follows:

Name                       Age   Position
----                       ---   --------

Steven Levin               39     Chief Executive Officer and Director
James Tilton               43     President, Chief Financial Officer, Secretary,
                                  and Director
Gordon Wilson              62     Director

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal year 2004.

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

             SUMMARY COMPENSATION TABLE

---------------------- ------ ------------ -------- ---------------- ----------- ------------ ------------ -----------
Name and  Principal    Year   Salary(1)    Bonus    Other Annual     Restricted  Securities   LTIP         Other
Position                                            Compensation     Stock       Underlying   Payouts      (Loans)
                                                                     Awards      Options
---------------------- ------ ------------ -------- ---------------- ----------- ------------ ------------ -----------
Mr. James Tilton       2004   $0              --            --             --          --           --           0
President and          2003   $0              --            --             --          --           --
Director
---------------------- ------ ------------ -------- ---------------- ----------- ------------ ------------ -----------
Mr. Steven Levin,      2004   $0              --              --           --          --           --           0
CEO and Director       2003   $59,855         --
---------------------- ------ ------------ -------- ---------------- ----------- ------------ ------------ -----------

COMPENSATION OF DIRECTORS
-------------------------

         We do not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments.


EMPLOYMENT CONTRACTS
--------------------

         We have not entered into formal written employment agreements with our officers and directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of November 30, 2004, information regarding the beneficial ownership of shares of Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On November 30, 2004 there were 7,577,795 shares issued and outstanding of record.

                                              Shares of
                                            Common Stock
Name and Address                            (incl. Option   Percentage as of
of Beneficial Owners                           Rights)      November 30, 2004
--------------------                        -------------   -----------------

James Tilton (1)(2)                          3,125,000             27.2%
Steven Levin (1)(2)                          3,000,000             36.1%
George Levin                                 1,000,000              8.7%
Gordon Wilson                                  100,000               .9%
HD Brous & Associates                        1,000,000              8.7%
Calder Investments                           3,257,730              3.4%
All Executive Officers and Directors
As a group (3 persons)                       7,225,000             62.9%

*   Less than one percent

(1) The business address of each individual officer is the same as the address of the Company's principal executive offices.

(2) Includes 3,000,000 exercisable options each at an exercise price of $.03 per share.

CHANGES IN CONTROL
------------------

   The Company does not anticipate any changes in control of the Company except as to the potential reorganization with Twistee Treat of Canada as outlined under Management's Discussion and Analysis above, (Item 6).

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 2003, we granted 3,000,000 in share options options each to Steven Levin and James Tilton with an exercise price of $.03 per share which were to expire in November 2004. These options were extended by the Board to November 11, 2005, and may be adjusted slightly in the event of the Reorganization.

         Stephen Wells, our former Chief Executive Officer and President, has loaned the Company funds on several occasions. One loan in the amount of $4,363 was non-interest bearing and had been in default since June 2000. Another loan in the amount of $27,000 bore interest at 12% and was due in February 2002. In connection with the settlement agreement entered into with Mr. Wells, Mr. Wells returned 125,000 shares of his common stock and an option to acquire 250,000 shares of common stock at $.02 per share to the Company and the Company extinguished all debts owed to Mr. Wells in consideration for $25,000. Accordingly, Twistee Treat reversed his accrued salary and reversed two notes payable. There remains no further obligation to Mr. Wells.

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

         In May 2002, Stephen Wells our former Chief Executive Officer and President acquired our preferred stock. In connection with a settlement agreement between Mr. Wells and the Company, the preferred stock was cancelled.

         In November 2002, we granted 3,000,000 options to each of Steven Levin and James Tilton with an exercise price of $.03 per share which was exercised in November 2003 and included in the foregoing table.

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

         In 2004, Mr. Tilton made an unsecured and undocumented loan to the Company of approximately $4,400.00 to complete its accounting.


ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

CHANGE IN AUDITORS
------------------

         For the fiscal year ending November, 2004, the Company changed auditors from the firm of Malone & Bailey PLLC to Lopez, Blevins, Bork & Associates LLP of Houston, Texas. The attached reports were prepared by the current auditors, but which firm necessarily relied upon prior audited statements of Twistee Treats in preparing historical comparative data. The company has no disagreement with either its prior or current auditors.


AUDIT FEES
----------

         The aggregate fees billed for each of the fiscal years ended November 30, 2004 and 2003 and for professional services rendered by the principal accountants for the audit of the Company's annual financial statements was $4,462 and $2,000, respectively. The Company's principal current auditor has not yet billed the Company for the November 30, 2004 audit. The aggregate fees billed for each of the fiscal years ended November 30, 2004 and 2003 and for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $1,500 and $1,600, respectively.


AUDIT RELATED FEES
------------------

None

TAX FEES
--------

None

ALL OTHER FEES
--------------

         The aggregate fees billed for each of the fiscal years ended November 30, 2004 and 2003 and for products and services provided by the principal accountant, other than the services reported above was $0.00 and $500.00.


ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

         The Company filed an 8-K on May 5, 2004 indicating the change in auditors described in this Report.

                          Attached Financial Statements

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

31.1                             Certification of the Chief Executive
                               Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2                             Certification of the Chief Financial Officer
                               pursuant to Section 302 of the Sarbanes-
                               Oxley Act of 2002 *

32.1                             Certification of the Chief Executive
                               Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2                             Certification of the Chief Financial
                               Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

NAME                      TITLE                          DATE
- ----                      -----                          ----

/s/ Steven Levin          Chief Executive Officer        March 30, 2004
- ----------------------    and Director
Steven Levin              (Principal Executive Officer)


/s/ James Tilton          Chief Financial Officer        March 30, 2004
- ----------------------    and Director
James Tilton              (Principal Financial Officer)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Twistee Treat Corporation
  Fort Lauderdale, Florida

We have audited the accompanying balance sheet of Twistee Treat Corporation as of November 30, 2004, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of Twistee Treat's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twistee Treat Corporation as of November 30, 2004, and the results of its operations and its cash flows for the each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, Twistee Treat has negative working capital of $244,423 and at November 30, 2004 had a capital deficit of $144,423. Twistee Treat will require additional working capital to develop its business until Twistee Treat either (1) restarts operations and achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtain additional financing. These conditions raise substantial doubt about Twistee Treat's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Lopez, Blevins, Bork & Associates, LLP
------------------------------------------
Houston, Texas

April 1, 2005

                            TWISTEE TREAT CORPORATION
                                  BALANCE SHEET
                                November 30, 2004

                                     ASSETS

Current assets
  Cash                                                              $      --
                                                                    -----------
    TOTAL ASSETS
                                                                           --
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                             $   212,961
  Advances - shareholders                                                11,462
  Note payable - shareholders                                            20,000
                                                                    -----------
    Total current liabilities                                           244,423
                                                                    -----------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.0001 par value, 10,000,000
    authorized, no shares issued and outstanding                           --
  Common stock, $.0001 par value, 50,000,000 shares authorized,
    7,077,795 shares issued and outstanding                                 708
Additional paid in capital                                            3,885,327
Accumulated deficit                                                  (4,030,458)
                                                                    -----------
                                                                       (144,423)
Less: subscriptions receivable                                         (100,000)
                                                                    -----------
  Total Stockholders' Deficit                                          (244,423)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $      --
                                                                    ===========





                     See accompanying summary of accounting
                   policies and notes to financial statements.

                            TWISTEE TREAT CORPORATION
                            STATEMENTS OF OPERATIONS
                 For the Years Ended November 30, 2004 and 2003

                                                       2004             2003
                                                    -----------     -----------
Operating expenses:
  Payroll and contractual compensation              $      --       $    59,855
  Legal and professional                                  4,462           2,000
  Depreciation and impairment                            64,498          27,790
  Other general and administrative expenses              29,749          76,204
                                                    -----------     -----------
Loss from operations                                     98,709         165,849

Interest expense                                          7,760           2,948
                                                    -----------     -----------

Net loss                                            $  (106,469)    $  (168,797)
                                                    ===========     ===========

Net income (loss) per share:
  Basic and diluted                                 $     (0.01)    $     (0.03)
                                                    ===========     ===========

Weighted average shares outstanding:
  Basic and diluted                                   7,165,679       4,874,370
                                                    ===========     ===========






                     See accompanying summary of accounting
                   policies and notes to financial statements.


                            TWISTEE TREAT CORPORATION
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                     Years Ended November 30, 2004 and 2003


                                                            Additional
                                     Common Stock             Paid in     Accumulated    Subscription
                                 Shares        Amount         Capital       Deficit       Receivable
                              -----------    -----------    -----------   -----------    -----------

Balance,  November 30, 2002     3,007,795    $       301    $ 3,747,774   $(3,755,192)   $  (100,000)


Cancellation of shares            (30,000)            (3)             3          --             --

Issuance of stock for cash      2,600,000            260         92,700          --             --


Net loss                             --             --             --        (168,797)          --
                              -----------    -----------    -----------   -----------    -----------

Balance, November 30, 2003      5,577,795            558      3,840,477    (3,923,989)      (100,000)

Issuance of stock for cash      1,000,000            100         29,900          --             --

Issuance of stock for debt        500,000             50         14,950          --             --

Net loss                             --             --             --        (106,469)          --
                              -----------    -----------    -----------   -----------    -----------


Balance, November 30. 2004      7,077,795    $       708    $ 3,885,327   $(4,030,458)   $  (100,000)
                              ===========    -----------    ===========   ===========    ===========







                     See accompanying summary of accounting
                   policies and notes to financial statements.

                            TWISTEE TREAT CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Years Ended November 30, 2004 and 2003


                                                        2004            2003
                                                     -----------    -----------
Cash flows from operating activities
  Net loss                                           $  (106,469)   $  (168,797)
    Adjustments to reconcile net income to
      net cash used in operating ativities:
    Depreciation and amortization                         16,125         27,792
    Impairment                                            48,373           --
  Changes in assets and liabilities
    Accounts payable and accrued expenses                  6,092         (3,500)
                                                     -----------    -----------
Net cash used in operating activities                    (35,879)      (144,505)
                                                     -----------    -----------

Cash flows from financing activities
  Proceeds from shareholder advances                       4,462         37,000
  Proceeds from sale of common stock                      30,000         92,960
                                                     -----------    -----------
Net cash provided by financing activities                 34,462        129,960
                                                     -----------    -----------

Net decrease in cash and cash equivalents                 (1,417)       (14,545)

Cash and cash equivalents at beginning of period           1,417         15,962
                                                     -----------    -----------

Cash and cash equivalents at end of period           $      --      $     1,417
                                                     ===========    ===========









                     See accompanying summary of accounting
                   policies and notes to financial statements.

                            TWISTEE TREAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Twistee Treat Corporation ("Twistee Treat") was originally incorporated under the laws of Missouri in 1995. Twistee Treat used to operate and franchise soft-serve ice cream, non-fat soft-serve yogurt, non-dairy soft-serve desserts and an assortment of other foods and beverages in distinctive freestanding Twistee Treat cone-shaped buildings designed for both "drive-thru" and walk-up service. In addition to the freestanding building, Twistee Treat offered specialty kiosk units designed to be located in stores, malls, food courts, business facilities, colleges and mobile trailer units (concession units)designed for short-term events such as fairs, carnivals and sporting events.

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

Cash Equivalents

Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, uch cash equivalents are stated at cost plus accrued interest which approximates fair value.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

Recent Accounting Pronouncements

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the third quarter of the fiscal year ending December 31, 2005. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

Stock Options
-------------

The Company has elected to follow APB No. 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Twistee Treat did not recognized any compensation in 2004 and 2003, under APB No. 25.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The pro forma compensation expense may not be representative of future amounts because options vest over several years and generally expire upon termination of employment, and additional options may be granted in future years.

On May 30, 2003, Twistee Treat issued 3,000,000 options to the chief executive officer and 3,000,000 options to the chief financial officer. The options immediately vested and have an exercise price of $0.03 and have an eighteen month term. The options were due to expire in November 30, 2004. In November of 2004, the company extended the exercise date of these options to November 30, 2005.

The following table illustrates the effect on net income and earnings per share if Twistee Treat had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                  Twelve Months Ended
                                                     December 31,
                                               2004             2003
                                            -----------    -------------

   Net loss, as reported                    $  (106,469)  $     (168,797)

Deduct: Total stock-based employee
compensation expense determined under the
fair value based method for all awards          (10,024)            --
                                            -----------    -------------
   Pro forma net loss                       $  (116,493)  $     (168,797)
                                            ===========    =============

   Pro forma net loss per share:
   Basic and diluted - as reported          $     (0.01)   $       (0.03)
                                            ===========    =============
   Basic and diluted - pro forma            $     (0.02)   $       (0.03)
                                            ===========    =============


The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 10%, risk-free interest rate of 3.0%, and expected lives of 1 years.


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Twistee Treat has negative working capital of $244,423 and has historically incurred losses, and at November 30, 2004 had a capital deficit of $144,423. As a result of these historical losses and because Twistee Treat ceased operations, Twistee Treat will require additional working capital to develop and renew its business operations.

Twistee Treat intends to raise additional working capital through private placements, public offerings and/or bank financing. For the past fiscal year Twistee Treat has been in discussions with several investors, however no definitive agreements have been reached.

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


NOTE 3 - PROPERTY AND EQUIPMENT

During fiscal year ended November 30, 2004, the company elected to write-off the balance of its assets due to impairment resulting in depreciation /impairment expense of $48,373 for the year. Depreciation expense totaled $16,125 and $27,792 in 2004 and 2003, respectively.


NOTE 4 - NOTE PAYABLE

Twistee Treat has a promissory note for $20,000 bearing interest at 12%, due upon demand with a shareholder. The promissory note is unsecured.


NOTE 5 - SHAREHOLDER ADVANCES

Twistee Treat has advances from shareholders of $11,462 due upon demand.


NOTE 6 - STOCKHOLDERS' EQUITY

Common and Preferred Stock

Twistee Treat has authorized 10,000,000 shares of preferred stock, $.0001 par value and 50,000,000 shares of common stock, $.0001 par value. The preferred stock will have such rights and preferences as determined by the Board of Directors.

During the year ended November 30, 2004, Twistee Treat issued 1,000,000 shares of common stock for cash of $30,000 or $0.03 per share.

During the year ended November 30, 2004, Twistee Treat issued 500,000 shares of common stock as repayment of advances of $15,000 from a related party.

During the year ended November 30, 2003, Twistee Treat issued 2,600,000 shares of common stock for cash of $92,960 or $0.04 per share.

During the year ended November 30, 2003, 30,000 shares of common stock were returned and canceled.

Warrants

During the year ended November 30, 2004, Twistee Treat issued 300,000 warrants with a cashless option to purchase shares of common stock at $0.085 per share. The warrants have a negligible value using the Black Scholes option pricing model. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 10%, risk-free interest rate of 3.0%, and expected lives of 5 years.


Twistee Treat has 391,000 common shares subject to warrants; 91,000 warrants to purchase shares at a price of $.075 per share and 300,000 warrants to purchase shares at a price of $.085 per share which expire in December 2007.

Options

On May 30, 2003, Twistee Treat issued 3,000,000 options to the chief executive officer and 3,000,000 options to the chief financial officer. The options immediately vested and have an exercise price of $0.03 and have an eighteen month term. The options were due to expire in November 30, 2004. In November of 2004, the company extended the exercise date of these options to November 30, 2005.


NOTE 7 - INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS
109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for federal income tax consists of the following for the years ended November 30:

                                                    2004           2003
                                                 -----------    -----------
Refundable Federal income tax attributable to:
Current operations                               $   (36,000)   $   (57,000)
Less, Change in valuation allowance                   36,000         57,000
                                                 -----------    -----------
                                                 $      --      $      --
                                                 ===========    ===========


The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows.

                                                  2004           2003
                                               -----------    -----------
Deferred tax asset attributable to:
Net operating loss carryover                   $ 1,400,000    $ 1,360,000
Less, Valuation allowance                       (1,400,000)    (1,360,000)
                                               -----------    -----------
       Net deferred tax asset                  $      --      $      --
                                               ===========    ===========

At November 30, 2004 we had an unused net operating loss carryover approximating $4,100,000 that is available to offset future taxable income; it expires beginning in 2017.


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

Other than the above Twistee Treat is not currently involved not does it anticipate being involved in any lawsuits and claims asserted against it.