Form 10QSB
period 2005-02-28
TWISTEE TREAT CORP/NV
filed 2005-05-13
CIK 1105713

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2005

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-29439


                            TWISTEE TREAT CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                         43-1796315
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                 2983 Ravenswood Rd., Fort Lauderdale, FL 33312
                    (Address of principal executive offices)

                                 (877) 667-9377
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days:  YES [X]    NO [ ]


As of May 1, 2005, 7,077,795 shares of Common Stock of the issuer were outstanding.

                            TWISTEE TREAT CORPORATION
                                   FORM 10-QSB

                                      INDEX


                                     PART I



Item 1.     Financial Statements............................................  3

Item 2.     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations............................  7



                                     PART II

Item 1.     Legal Proceedings............................................... 11

Item 6.     Exhibits and Reports on Form 8-K................................ 12

                       Signatures........................................... 13

Item 1.  FINANCIAL STATEMENTS FOR THE PERIOD ENDING FEBRUARY 28, 2005.

                            TWISTEE TREAT CORPORATION
                                  BALANCE SHEET
                                February 28, 2005

                                                              February 28,
                                                                  2005
                                                              -----------
ASSETS

Current assets
   Cash                                                       $      --
                                                              -----------

Total assets                                                  $      --
                                                              ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
   Accounts payable and accrued expenses                      $   214,301
   Advances - shareholders                                         13,662
   Note payable - shareholders                                     20,000
                                                              -----------
Total current liabilities                                         247,963
                                                              -----------

STOCKHOLDER'S DEFICIT
   Preferred stock, $.0001 par value, 10,000,000 authorized
     no shares issued and outstanding                                --
   Common stock, $.0001 par value, 50,000,000 authorized
     7,077,795 shares issued and outstanding                          708
Additional paid in capital                                      3,885,327
Accumulated deficit                                            (4,033,998)
                                                              -----------
                                                                 (147,963)
Less: subscriptions receivable                                   (100,000)
                                                              -----------
Total stockholder's deficit                                      (247,963)
                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                   $      --
                                                              ===========


                 See accompanying notes to financial statements

                            TWISTEE TREAT CORPORATION
                             STATEMENTS OF EXPENSES
           Three Months Ended February 28, 2005 and February 29, 2004

                                                    Three Months Ended
                                                February 28,   February 29,
                                                    2005          2004
                                                -----------    -----------

General administrative and operating expenses   $     2,200    $    27,484
Consulting expense                                     --           20,000
Depreciation and amortization expense                  --            5,375
                                                -----------    -----------
Loss from operations                                 (2,200)       (52,859)

Interest expense                                     (1,340)        (1,340)
                                                -----------    -----------

Net income (loss)                               $    (3,540)   $   (54,199)
                                                ===========    ===========

Basic and diluted income (loss)                 $     (0.00)   $     (0.01)
per common share

Weighted average shares outstanding               7,077,795      5,841,531
                                                ===========    ===========


                See accompanying notes to financial statements



                            TWISTEE TREAT CORPORATION
                            STATEMENTS OF CASH FLOWS
           Three Months Ended February 28, 2005 and February 29, 2004


                                                           Three Months Ended
                                                       February 28,   February 29,
                                                           2005           2004
                                                       -----------    -----------
Cash flows from operating activities
  Net income (loss)                                    $    (3,540)   $   (54,199)
    Adjustments to reconcile net income to net cash
      used in operating ativities:
    Depreciation and amortization                             --            5,375
    Common stock and options for services                     --           30,000
  Changes in assets and liabilities
    Accounts payable and accrued expenses                    1,340          1,340
                                                       -----------    -----------
Net cash provided (used) in operating activities            (2,200)       (17,484)
                                                       -----------    -----------

Cash flows from financing activities
  Proceeds from shareholder advances                         2,200           --
  Proceeds from sale of common stock                          --           30,000
                                                       -----------    -----------
Net cash provided (used) by financing activities             2,200         30,000
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents          --           12,516

Cash and cash equivalents at beginning of period              --            1,417
                                                       -----------    -----------

Cash and cash equivalents at end of period             $      --      $    13,933
                                                       ===========    ===========

                See accompanying notes to financial statements

                            TWISTEE TREAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The balance sheet of the Company as of February 28, 2005, the related statements of operations for the three months ended February 28, 2005 and February 29, 2004 and the statements of cash flows for the three months ended February 28, 2005 and February 29, 2004 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended February 28, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Twistee Treat Corporation's November 30, 2004 Form 10-KSB.

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

GENERAL OVERVIEW

Overview.

         Twistee Treat historically operated and franchised soft-serve ice cream desserts and other related foods and beverages in its proprietary, cone-shaped buildings and kiosks. Incorporated in Missouri in 1997, the Company re-domiciled by merger into a Delaware corporation in June of 1999 with the name Twistee Treat Corporation. On April 6, 2000, the Company purchased a publicly-reporting Nevada corporation, Perfection Plus, Inc., as described more fully in our Form 8-K filed with the Securities and Exchange Commission on April 8, 2000, and as subsequently amended.

         During the nine months ended February 28, 2005, the Company did not have any direct operations and had three inactive franchises and one active franchise in Canada. The company is not receiving any franchisee revenues from the Canadian franchisee pending the outcome of litigation with such entity, or a possible reorganization of the two entities as described below. The company has no other source of revenues.

         The company does not presently pay compensation to any officer, director or employee. Minimal operating costs, primarily related to accounting and registration, are currently covered by loans or advances from Twistee Treat's principal officer or those charges are being deferred by the third party providers.

PROPOSED REORGANIZATION

         In fiscal year 2004 and continuing through the date of this Report, Twistee Treat is continuing in reorganization discussions with its Canadian franchisee, Twistee Treat of Canada. Approval of a plan of reorganization is dependent upon the final agreement of a third party financing source and ratification by the Board of Twistee Treat. It is anticipated this commitment and the planned reorganization can be consummated within the next sixty (60) to ninety (90) days, or it will likely be abandoned by the Board. If completed, the proposal would result in a reorganization of Twistee Treat substantially as follows:

         1) Substitution of a new Board of Directors and officers as nominated by Twistee Treat of Canada;

         2) Issuance of a controlling sharehold interest in the Company to the existing shareholders of Twistee Treat of Canada;

         3) Infusion of new capital an intended amount of approximately one million dollars from an independent financing source;

         4) Settlement of all pending lawsuits with Twistee Treat of Canada and related parties and the initiation of an active integrated business;

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

* Subject to possible adjustment of option rights from the current options for three million (3,000,000) shares each at closing.

RESULTS OF OPERATIONS

            Three months ended February 28, 2005 compared to three months ended February 29, 2004:

         There were no net sales or revenues for the three months ended February 28, 2005 and 2004, respectively. The Company is pursuing a strategic reorganization as described above; and, if not successful, will attempt to pursue other merger or reorganization opportunities. Absent an infusion of capital and/or reorganization, the company has no present alternative means of generating revenues.

            Operating expenses for the three months ended February 28, 2005 decreased by $50,659 to $2,200 from $52,859 for the corresponding period of the prior year. The decrease is attributable to the Company not having any write off of remaining fixed assets during the period and operating on a minimal basis as an inactive company.

            Net loss for the three months ended February 28, 2005 decreased by $50,659 to a loss of $3,540 from a loss of $54,199 for the corresponding period of the prior year. For the three months ended February, 2005 and 2004 the Company did not record a tax benefit.


LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 2005, Twistee Treat had negative working capital of $247,796 compared to negative working capital of $244,423 at November 30, 2004.

         Cash shortfall provided from operating activities decreased to $3,540 at February 28, 2005 from $106,469 at November 30, 2004.

         The Company has no credit line or other bank debt and has, in the past, generated cash from the sale of its common stock or operations.

         At February 28, 2005, the Company had a stockholders' deficit of $247,963, an increase of approximately $3,500 from $244,423 of stockholders' deficit existing at November 30, 2004.

         As reflected in the included unaudited financial statements and at February 28, 2005, the Company has a working capital deficit of $247,963 and a net loss from operations of $2,200 for the three months ended February 28, 2005. The Company presently has no revenues.

         The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and implement a business plan. The Company anticipates issuing additional debt and equity securities. Management believes that if the company is not able to obtain additional capital, or a reorganization with an active business entity, it will not be able to recommence operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND RISK FACTORS:

            No present activity: The company is not presently active and is devoting limited resources primarily obtained from advances of its current management to retain its status as an inactive public company. No assurance or warranty is made that the company can continue in this status. For the company to engage in any future business activities will require infusion of new capital and/or a reorganization with an active entity.

            Dependence Upon External Financing: The Company has ceased building its business through revenues generated from operations. The ability of the Company to continue is highly dependent upon the ability of the Company to raise external financing from the sale of equity and/or the incurrence of debt. If the Company were unable to obtain debt and/or equity financing upon terms that were sufficiently favorable to the Company, or at all, it would have a materially adverse impact upon the ability of the Company to continue or to implement a business plan.

            Reliance on Key Management: The success of the Company has been dependent upon the continued services of James A. Tilton, its President and Chief Financial Officer, who is the primary person responsible for building the Company's renewed franchises, regional development and licensing business. If he were to leave the Company, it could have a materially adverse effect upon the business and operations of the Company.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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


OTHER INFORMATION

ITEM 1: Legal Proceedings

         Twistee Treat had a dispute with a law firm regarding past due fees. The law firm Feldhake, August & Roquemore LLP received a default judgment for $16,349.94 composed of principal and interest on May 28, 2002 in the Superior Court of California, County of Orange styled as case number 01HL04797. The company does not believe such judgment will impair its ability to obtain financing, but will constitute a cost to be paid in the event of future financing or reorganization.

         Twistee Treat filed a lawsuit on February 5, 2003 against 3866955 Canada Inc., Liptok, Inc., Twistee Treat Canada, 3585468 Canada, Inc., Andrew Evans and Twisters Ice Cream in the United States District Court in the Southern District of Florida styled as cause number 03-60168. The Company is seeking a declaratory judgment with respect to the sole and exclusive right to a trademark and a service mark relating to a building design. Among the other causes of action brought by the Company include the following: falsity and fraud in trademark application; federal trademark infringement; trade infringement; unfair competition and false designation of origin; common law trademark, trade name infringement and unfair competition; and domain infringement. The Company is currently negotiating a potential reorganization with this franchisee which would obviate and discharge this litigation, if completed. See above description of Proposed Reorganization. If not successful in such reorganization, the lawsuit constitutes a material cost to the company and may deprive the company of any potential revenues from this franchisee so long as pending.


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

a) Exhibits

Exhibit No.     Description
-----------     -----------

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

Dated: May 13, 2005



By:  /s/ JAMES A. TILTON
----------------------------------
James A. Tilton
President and Chief Financial Officer