Form 10QSB
period 2005-05-31
TWISTEE TREAT CORP/NV
filed 2005-08-16
CIK 1105713

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended May 31, 2005

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-29439


                            TWISTEE TREAT CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                         43-1796315
--------------------------------               ---------------------------------
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


As of August 1, 2005, 7,077,795 shares of Common Stock of the issuer were outstanding.

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



                                     PART II

Item 1.     Legal Proceedings............................................... 11

Item 6.     Exhibits and Reports on Form 8-K................................ 12

                       Signatures........................................... 13

Item 1.  FINANCIAL STATEMENTS FOR THE PERIOD ENDING MAY 31, 2005.

                            TWISTEE TREAT CORPORATION
                                  BALANCE SHEET
                                  May 31, 2005

                                                                May 31,
                                                                  2005
                                                              -----------
ASSETS

Current assets
   Cash                                                       $      --
                                                              -----------

Total assets                                                  $      --
                                                              ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
   Accounts payable and accrued expenses                      $   219,766
   Advances - shareholders                                         13,662
   Note payable - shareholders                                     20,000
                                                              -----------
Total current liabilities                                         253,428
                                                              -----------

STOCKHOLDER'S DEFICIT
   Preferred stock, $.0001 par value, 10,000,000 authorized
     no shares issued and outstanding                                --
   Common stock, $.0001 par value, 50,000,000 authorized
     7,077,795 shares issued and outstanding                          708
Additional paid in capital                                      3,885,327
Accumulated deficit                                            (4,039,463)
                                                              -----------
                                                                 (153,428)
Less: subscriptions receivable                                   (100,000)
                                                              -----------
Total stockholder's deficit                                      (253,428)
                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                   $      --
                                                              ===========


                 See accompanying notes to financial statements


                                TWISTEE TREAT CORPORATION
                                 STATEMENTS OF EXPENSES


                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                              MAY 31,                  MAY 31,
                                        2005         2004         2005         2004
                                     -----------  -----------  -----------  -----------
Operating expenses:
  Depreciation and amortization      $        -   $    5,375   $        -   $   10,750
    expense
  Consulting expense                          -            -            -       30,000
  Other general and administrative        4,125       13,792        6,325       31,276
                                     -----------  -----------  -----------  -----------
                                          4,125      (19,167)      (6,325)     (72,026)
                                     -----------  -----------  -----------  -----------

Loss from operations                     (4,125)     (19,167)      (6,325)     (72,026)

Interest expense                         (1,340)      (1,340)      (2,680)      (2,680)
                                     -----------  -----------  -----------  -----------

Net loss                             $   (5,465)  $  (20,507)  $   (9,005)  $  (74,706)
                                     ===========  ===========  ===========  ===========

Basic and diluted loss per common    $    (0.00)  $    (0.00)  $    (0.00)  $    (0.01)
                                     ===========  ===========  ===========  ===========
  share

Weighted average shares outstanding   7,077,795    7,577,795    7,077,795    6,714,407
                                     ===========  ===========  ===========  ===========


                See accompanying notes to financial statements



                                                                   SIX MONTHS ENDED
                                                                        MAY 31,
                                                                        -------
                                                                   2005        2004
                                                                 ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net loss                                                       $ (9,005)  $ (74,706)
    Adjustments to reconcile net loss to cash used in operating activities:
        Depreciation and amortization                                   -      10,750
        Common stock and options for services                           -      30,000
Changes in operating assets and liabilities:
  Accounts payable and accrued expenses                             6,805       2,680
                                                                 ---------  ----------

NET CASH USED IN OPERATING ACTIVITIES                              (2,200)    (31,276)
                                                                 ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITES:
  Proceeds from shareholder advances                                              2,200
  Proceeds from the sale of common stock                                -      30,000
                                                                 ---------  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            2,200     30,000
                                                                 ---------  ----------

NET DECREASE IN CASH                                                    -      (1,276)

Cash, beginning of period                                               -       1,417
                                                                 ---------  ----------
Cash, end of period                                              $      -   $     141
                                                                 =========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                  $      -   $       -
  Income taxes paid                                              $      -   $       -

                See accompanying notes to financial statements

                            TWISTEE TREAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The balance sheet of the Company as of May 31, 2005, the related statements of operations for the six months ended May 31, 2005 and May 31, 2004 and the statements of cash flows for the three months ended May 31, 2005 and May 31, 2004 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended May 31, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Twistee Treat Corporation's November 30, 2004 Form 10-KSB.

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

         During the six months ended May 31, 2005, the Company did not have any direct operations and had three inactive franchises and one active franchise in Canada. The company is not receiving any franchisee revenues from the Canadian franchisee pending the outcome of litigation with such entity, or a possible reorganization of the two entities as described below. The company has no other source of revenues.

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

RESULTS OF OPERATIONS

            Six months ended May 31, 2005 compared to Six months ended May 31, 2004:

         There were no net sales or revenues for the six months ended May 31, 2005 and 2004, respectively. The Company is pursuing a strategic reorganization as described above; and, if not successful, will attempt to pursue other merger or reorganization opportunities. Absent an infusion of capital and/or reorganization, the company has no present alternative means of generating revenues.

         Operating expenses for the six months ended May 31, 2005 decreased by $65,701 to $6,325 from $72,026 for the corresponding period of the prior year. The decrease is attributable to the Company not having any write off of remaining fixed assets during the period and operating on a minimal basis as an inactive company.

         Net loss for the six months ended May 31, 2005 decreased by $65,701 to a loss of $9,005 from a loss of $74,706 for the corresponding period of the prior year. For the six months ended May 31, 2005 and 2004 the Company did not record a tax benefit.


LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 2005, Twistee Treat had negative working capital of $253,428 compared to negative working capital of $244,423 at November 30, 2004.

         Cash shortfall provided from operating activities decreased to $4,880 at May 31, 2005 from $106,469 at November 30, 2004.

         The Company has no credit line or other bank debt and has, in the past, generated cash from the sale of its common stock or operations.

         At May 31, 2005, the Company had a stockholders' deficit of $253,428 an increase of approximately $9,005 from $244,423 of stockholders' deficit existing at November 30, 2004.

         As reflected in the unaudited financial statements as of May 31, 2005, the Company has a working capital deficit of $253,428 and a net loss from operations of $9,005 for the six months ended May 31, 2005. The Company presently has no revenues.

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

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

a) Exhibits

Exhibit No.     Description
------------    -----------

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

TWISTEE TREAT CORPORATION

Dated: August 15, 2005



By:  /s/ JAMES A. TILTON
- ----------------------------------
James A. Tilton
President and Chief Financial Officer