Form 10QSB
period 2005-08-31
TWISTEE TREAT CORP/NV
filed 2005-10-24
CIK 1105713

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 2005

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-29439


                            TWISTEE TREAT CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                         43-1796315
- --------------------------------             ---------------------------------
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


As of October 12, 2005, 7,077,795 shares of Common Stock of the issuer were outstanding.

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



                                     PART II

Item 1.     Legal Proceedings............................................... 11

Item 6.     Exhibits and Reports on Form 8-K................................ 12

                       Signatures........................................... 13

Item 1.  FINANCIAL STATEMENTS FOR THE PERIOD ENDING AUGUST 31, 2005.

                            TWISTEE TREAT CORPORATION
                                  BALANCE SHEET
                                 August 31, 2005

                                                                August 31,
                                                                  2005
                                                              -----------
ASSETS

Current assets
   Cash                                                       $      --
                                                              -----------

Total assets                                                  $      --
                                                              ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
   Accounts payable and accrued expenses                      $   222,356
   Advances - shareholders                                         13,662
   Note payable - shareholders                                     20,000
                                                              -----------
Total current liabilities                                         256,018
                                                              -----------

STOCKHOLDER'S DEFICIT
   Preferred stock, $.0001 par value, 10,000,000 authorized
     no shares issued and outstanding                                --
   Common stock, $.0001 par value, 50,000,000 authorized
     7,077,795 shares issued and outstanding                          708
Additional paid in capital                                      3,885,327
Accumulated deficit                                            (4,042,053)
                                                              -----------
                                                                 (156,018)
Less: subscriptions receivable                                   (100,000)
                                                              -----------
Total stockholder's deficit                                      (256,018)
                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                   $      --
                                                              ===========


                 See accompanying notes to financial statements


                                TWISTEE TREAT CORPORATION
                                 STATEMENTS OF EXPENSES


                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                            AUGUST 31,                AUGUST 31,
                                        2005         2004         2005         2004
                                     -----------  -----------  -----------  -----------
Operating expenses:
  Depreciation and amortization      $        -   $        -   $        -   $   64,498
    expense
  Consulting expense                          -            -            -       30,000
  Other general and administrative        1,250       54,030        7,575       31,558
                                     -----------  -----------  -----------  -----------
                                         (1,250)     (54,030)      (7,325)    (126,056)
                                     -----------  -----------  -----------  -----------

Loss from operations                     (1,250)     (54,030)      (7,575)    (126,056)

Interest expense                         (1,340)      (1,340)      (4,020)      (4,020)
                                     -----------  -----------  -----------  -----------

Net loss                             $   (2,590)  $  (55,370)  $  (11,595)  $ (130,076)
                                     ===========  ===========  ===========  ===========

Basic and diluted loss per common    $    (0.00)  $    (0.01)  $    (0.00)  $    (0.02)
share                                ===========  ===========  ===========  ===========

Weighted average shares outstanding   7,077,795    7,003,250    7,077,795    6,714,407
                                     ===========  ===========  ===========  ===========


                See accompanying notes to financial statements



                                                                   NINE MONTHS ENDED
                                                                       AUGUST 31,
                                                                 ---------------------
                                                                   2005        2004
                                                                 ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net loss                                                       $(11,595)  $(130,076)
    Adjustments to reconcile net loss to cash used in operating activities:
        Depreciation and amortization                                   -      64,498
        Common stock and options for services                           -           -
Changes in operating assets and liabilities:
  Accounts payable and accrued expenses                             9,395      63,624
                                                                 ---------  ----------

NET CASH USED IN OPERATING ACTIVITIES                              (2,200)     (1,954)
                                                                 ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITES:
  Proceeds from shareholder advances                                2,200           -
  Proceeds from the sale of common stock                                -           -
                                                                 ---------  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           2,200      (1,954)
                                                                 ---------  ----------

NET DECREASE IN CASH                                                    -      (1,954)

Cash, beginning of period                                               -       1,954
                                                                 ---------  ----------
Cash, end of period                                              $      -   $       -
                                                                 =========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                  $      -   $       -
  Income taxes paid                                              $      -   $       -

                See accompanying notes to financial statements

                            TWISTEE TREAT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

         The balance sheet of the Company as of August 31, 2005, the related statements of operations for the nine months ended August 31, 2005 and August 31, 2004 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended August 31, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Twistee Treat Corporation's November 30, 2004 Form 10-KSB.

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

         During the nine months ended August 31, 2005, the Company did not have any direct operations and had three inactive franchises and one active franchise in Canada. The company is not receiving any franchisee revenues from the Canadian franchisee pending the outcome of litigation with such entity, or a possible reorganization of the two entities as described below. The company has no other source of revenues.

         The company does not presently pay compensation to any officer, director or employee. Minimal operating costs, primarily related to accounting and registration, are currently covered by loans or advances from Twistee Treat's principal officer or those charges are being deferred by the third party providers.

PROPOSED REORGANIZATION

         In fiscal year 2004 and continuing through the date of this Report, Twistee Treat is continuing in reorganization discussions with its Canadian franchisee, Twistee Treat of Canada. Approval of a plan of reorganization is dependent upon the final agreement of a third party financing source and ratification by the Board of Twistee Treat. It is anticipated this commitment and the planned reorganization can be consummated within the next thirty(30) to sixty (60) days, or it will likely be abandoned by the Board. If completed, the proposal would result in a reorganization of Twistee Treat substantially as follows:

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

RESULTS OF OPERATIONS

         Nine months ended August 31, 2005 compared to nine months ended August 31, 2004:

         There were no net sales or revenues for the nine months ended August 31, 2005 and 2004, respectively. The Company is pursuing a strategic reorganization as described above; and, if not successful, will attempt to pursue other merger or reorganization opportunities. Absent an infusion of capital and/or reorganization, the company has no present alternative means of generating revenues.

         Operating expenses for the nine months ended August 31, 2005 decreased by $118,481 to $7,575 from $126,056 for the corresponding period of the prior year. The decrease is attributable to the Company not having any write off of remaining fixed assets during the period and operating on a minimal basis as an inactive company.

         Net loss for the nine months ended August 31, 2005 decreased by $118,481 to a loss of $11,595 from a loss of $130,076 for the corresponding period of the prior year. For the nine months ended August 31, 2005 and 2004 the Company did not record a tax benefit.


LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 2005, Twistee Treat had negative working capital of $256,018 compared to negative working capital of $244,423 at November 30, 2004.

         Cash shortfall provided from operating activities decreased to $0 at August 31, 2005 from $106,469 at November 30, 2004.

         The Company has no credit line or other bank debt and has, in the past, generated cash from the sale of its common stock or operations.

         At August 31, 2005, the Company had a stockholders' deficit of $256,018 an increase of approximately $11,595 from $244,423 of stockholders' deficit existing at November 30, 2004.

         As reflected in the unaudited financial statements as of August 31, 2005, the Company has a working capital deficit of $256,018 and a net loss from operations of $11,595 for the nine months ended August 31, 2005. The Company presently has no revenues.

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

a) Exhibits

Exhibit No.     Description
-------------   -----------

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

TWISTEE TREAT CORPORATION

Dated: October 24, 2005



By:  /s/ JAMES A. TILTON
-------------------------------------
James A. Tilton
President and Chief Financial Officer