Form 10KSB
period 2005-11-30
TWISTEE TREAT CORP/NV
filed 2006-04-04
CIK 1105713

FORM 10-KSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

MARK ONE

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                         COMMISSION FILE NUMBER 0-29439

                            TWISTEE TREAT CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                          33312
 ------------------------                     ----------------------------------
 (STATE OF INCORPORATION)                               (ZIP CODE)

                               2983 Ravenswood Rd.
                          Ft.  Lauderdale,  Florida 33312  (ADDRESS OF PRINCIPAL
                    EXECUTIVE OFFICES)

      (877) 667-9377                                   22-3617931
------------------------------           ---------------------------------------
(Registrant's telephone number)          (I.R.S. Employer Identification Number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, at $.001 PAR VALUE PER SHARE

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]
]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the most recent fiscal year ended November 30, 2005 were $0.

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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            TWISTEE TREAT CORPORATION
                                   FORM 10-KSB
                          YEAR ENDED NOVEMBER 30, 2005
                                      INDEX

Part I
Item 1.  Description of Business..............................................2
Item 1A. Risk Factors.........................................................4
Item 2.  Description of Property..............................................6
Item 3.  Legal Proceedings....................................................6
Item 4.  Submission of Matters to a Vote of Security Holders..................6

Part II

Item 5.           Market for Common Equity and Related Stockholder Matters....7
Item 6.           Management's Discussion and Analysis
                    or Plan of Operation......................................8
Item 7.           Financial Statements.......................................10
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................10
Item 8A.          Controls and Procedures....................................10

Part III

Item 9.           Directors, Executive Officers, Promoters
                    and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..........11
Item 10.          Executive Compensation.....................................13
Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters.................13
Item 12.          Certain Relationships and Related Transactions.............14
Item 13. Principal Accountant Fees and Services Signatures...................15
Item 14.          Exhibits and Reports on Form 8-K...........................16

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


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Twistee Treat Corporation TM (the "Company") was incorporated in Missouri on April 27, 1995 and redomiciled in Delaware in June 1997. The original Twistee Treat Corporation was formed in the early 1980's as a Colorado corporation doing business primarily in Florida. By the mid 1980's it had opened approximately 35 company stores, but no franchise units. The original Twistee Treat Corporation utilized proprietary cone-shaped buildings to sell its dessert products and obtained certain federal and state patents, trademarks and service marks in connection with its business. In 1989, Twistee Treat's original founder retired and Twistee Treat filed for bankruptcy protection (U.S. Bankruptcy Court, Middle District of Florida, Ft. Myers Division, Case No. 89-4700-9P1). On August 6, 1990, Andrew Brennan, a founder and former principal stockholder of Twistee Treat, purchased the assets of the original Twistee Treat Corporation from the Bankruptcy Court, including its patent, trademark and service mark rights. Subsequently, Mr. Brennan sold 50% of his interests in such assets to Don Matthews, owner of Soft Serve System, Inc., a Missouri corporation. In 1996, Messrs. Matthews and Wells reorganized the Company, with Mr. Matthews contributing his 50% of the assets obtained from the original Twistee Treat Corporation. On May 6, 1997, Mr. Brennan sold to us his 50% interest in the assets obtained from the original Twistee Treat Corporation.

         As of November 30, 2005, the Company had three inactive franchises. The Canadian franchisee is still producing revenues, but is not paying any franchise fee to Twistee Treat pending a resolution of outstanding claims described elsewhere in this report. The Company is attempting to raise funding for its product line or engage in alternative business activities by merger or acquisition. The Company conducted no direct operations during the last two (2) fiscal years ended November 30, 2004 and 2005, respectively.

         We currently have no direct operations and no revenue from franchise operations. During fiscal year 2001, the Company entered into an agreement with HD Brous, a prior investment banking firm, to develop business concepts and expand the Company's business. The Company pursued acquiring at least 10 of the existing Twistee Treat stores. However, HD Brous did not move forward with financing for the Company due to market conditions; therefore, the Company has had to refocus its direction and is currently attempting to negotiate alternate funding or a reorganization, as outlined under Item 6 of Management's Discussion and Analysis. Twistee Treat has no current contracts, commitments or funding for development.

         During fiscal year 2003, we continued to develop our business plan, franchise program, franchise circular and operating manual, as well as operate three pilot stores, and open and test two kiosk pilot units. We closed our three test pilot stores and closed the two kiosk units for several months in order to evaluate the information obtained during such test periods and to make adjustments to menus, equipment and operating procedures. We then refurbished the three pilot stores, changed the menus, ordered additional equipment and reopened two of them: one in Eustis, Florida and one in Branson West, Missouri. Twistee Treat sold the Branson West store as a franchise store to Danny Hammond LLP. Mr. Hammond also became a Regional Developer for Branson and Springfield, Missouri. Twistee Treat's Eustis, Florida store became a franchise store also. These franchises and the remaining operations were terminated in fiscal year 2003 as they did not generate sufficient operating revenues. The Company did not conduct any revenue producing activities in fiscal year 2004 or 2005.

         Twistee Treat licensed its rights in Canada to a group who collectively has 37 years of experience in the ice cream franchise business with Good Humor and Breyers Ice Cream. One of the principals of our Canadian franchisee previously owned five franchises, and became regional franchise manager and another was national operations manager responsible for product distribution and sales in support of 300 distribution units across Canada. The group opened its first Twistee Treat store in July 2000, and has since opened an additional four franchise stores. However, due to pending litigation between Twistee Treat and the Canadian franchisee, the Canadian franchise is not paying franchise fees to Twistee Treat.

SIGNIFICANT CURRENT AND SUBSEQUENT EVENTS

     o Twistee Treat was informed during the first quarter of 2006 that its Canadian franchise had terminated an anticipated reorganization with Twistee. As a result, Twistee may consider pursuing its pending claims against this Canadian franchise, as more particularly described under Management's Discussion and Analysis, (Item 6).
     o Twistee Treat has no present plans to pursue development or marketing of its proprietary snack food items which likely would require substantial new capital to pursue. Twistee Treat has no present funding commitments or revenue creating activities.
     o The Company maintains its status as a publicly traded inactive company from certain advances and loans made by Mr. James Tilton, one of its principal shareholders.
     o The Company is continuing to work with a shareholder, who is also a licensed broker/dealer on a current non-contractual, non-fee informal basis to identify possible merger or acquisition candidates or to obtain funding for development of its existing proprietary business techniques, design and products.

ITEM 1A. RISK FACTORS

(1) Potential Reorganization

The Company is presently involved in plans to move forward to seek a potential reorganization or acquisition as outlined under the Management Discussion and Analysis, but there is no assurance that such reorganization will be completed. If a reorganization does not occur, the Company would be without any immediate prospects of funding to restart any type of ongoing operations and may be forced into a position to terminate as an entity. If any reorganization or acquisition is completed, the Company will most likely have an entirely new Board of Directors and new management personnel and may pursue unrelated business activities.

(2) Lack of Control

In its present situation, or if a proposed reorganization is completed, Twistee Treat will not be in position where the "non-affiliated public shareholders" will have control of Twistee Treat, nor will they be in position to gain control of the Company for the foreseeable future. This means that either the existing control shareholders, or the anticipated control shareholders in the event of a reorganization, would continue to manage and direct all the affairs of the Company by their majority shareholder position and would be in a position to elect all directors and appoint all officers to the Company in their discretion.

(3) Going Concern

The auditors have expressed a reservation that the Company can continue as a going concern. It should be noticed in this regard the Company had no operations in fiscal year 2004 and no revenues or income-producing activities in 2005 and is not likely to be able to engage in any income-producing activities without a substantial infusion of capital either through a reorganization or by other means. This factor should constitute a significant risk factor for those considering acquiring stock in the present corporation.

(4) Limited Trading

The Company presently has very limited trading on the Electronic Bulletin Board and it is not anticipated that there would be substantial increases in the number of shares traded, even in the event of a proposed reorganization. As a result, the Company must be considered as having a very "thinly-traded" market which would be subject to dramatic swings in pricing based upon any significant event, positive or adverse, occurring with regard to the Company's anticipated operations, financing or management.

(5) Competitive Markets

The Company has historically been engaged in an area of consumer product and services which is highly competitive and for which there are not significant barriers to entry. As a result, the Company may be adversely impacted by similar related products sold by better-financed and more established companies at any time. Further, the Company because of its significant periods of inactivity has lost significant markets and will be placed in a degree of competitive disadvantage to regain or reestablish its marketing efforts even if interim financing and new management are available.

(6) New Management

         The Company, if reorganized, will receive new management which will not have a proven track record in the operation of this company, nor may they have experience in the operation or management of a public company. This potential unknown management will constitute a potential risk factor to those considering the purchase of stock in this company. Further, the new management will not be subject to any employment contract.

(7) Current Status as Inactive Public Company

         At present, Twistee Treat is an inactive public company. In this capacity it has no revenues and limited management. Essentially, Mr. James Tilton, as president and as a principal shareholder, has advanced the minimum amounts believed necessary to maintain Twistee Treat's corporate status and its listing as a small public company. There is no assurance Mr. Tilton, or any associated parties, can or will continue to advance these maintenance funds. Even if such maintenance funds are advanced, there is a possibility that future rule making by the NASD, SEC or state securities regulatory agencies may not limit or terminate the status of Twistee Treat as a public company. Further, even if maintenance funding continues, there may never be realized sufficient funding to engage in the historical or any other business by Twistee Treat and there is no assurance a merger or acquisition candidate will be located.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's principal executive office is presently located in the home of Steven Levin, the Company's acting vice president, at 2983 Ravensway Rd., Ft. Lauderdale, Florida 33312. The Company has not entered into a lease of office space with Mr. Levin. Mr. Levin provides this office space to the Company on a rent-free basis. The Company does not own or otherwise use any other property.

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

         (B) Twistee Treat filed a lawsuit on February 5, 2004 against 3866955 Canada Inc., Liptok, Inc., Twistee Treat Canada, 3585468 Canada, Inc., Andrew Evans and Twisters Ice Cream in the United States District Court in the Southern District of Florida styled as cause number 03-60168. The Company is seeking a declaratory judgment with respect to the sole and exclusive right to a trademark and service mark relating to the cone shaped design employed by the Company. Among the other causes of action brought by the Company include the following: falsity and fraud in trademark application; federal trademark infringement; trade dress infringement; unfair competition and false designation of origin; common law trademark, trade name infringement and unfair competition; and domain infringement. In 2005 the Company did not actively pursue this litigation pending a potential reorganization with this franchisee defendant which would obviate and discharge this litigation, if completed. However, based upon recent notice of Twistee Treat of Canada not to further pursue a reorganization, the Company will have to determine the status of the litigation; and, if still viable, whether it can afford to further prosecute these claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no shareholder votes taken in fiscal year 2005. The Company currently does not have any shareholder meetings scheduled.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on an extremely limited basis in the Over-the-Counter market and is quoted on the electronic Bulletin Board under the symbol "TWTE". The following table represents the range of the high and low bid prices of our stock as reported by the NASDAQ Trading and Market Services for each fiscal quarter for the last two fiscal years ending November 30, 2005 and 2004, respectively. These quotations represent prices between dealers, may not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

Year     Quarter        ...         High               Low
----     -------                    ----               ---

2005     First Quarter              $.04              $.03
                  Second Quarter    $.04              $.035
                  Third Quarter     $.045             $.04
                  Fourth Quarter    $.07              $.03

2004     First Quarter              $.275             $.07
                  Second Quarter    $.25              $.07
                  Third Quarter     $.15              $.03
                  Fourth Quarter    $.15              $.035

         Twistee Treat has authorized a total of 50,000,000 shares of its Common Stock, $0.001 par value per share. As of November 30, 2005, we had a total of 7,577,795 shares of our Common Stock issued and outstanding. We have also authorized 10,000,000 shares of preferred stock, $0.001 par value, none of which is outstanding. Management has the current right to control approximately 62.9% of our outstanding shares. These are 391,000 shares subject to warrants to purchase shares at a price of $.075 per share and 300,000 warrants to purchase shares at a price of $0.85 per share which expire in December, 2007.

DIVIDENDS

         We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

RECENT PRIVATE EQUITY TRANSACTIONS

         In June, 2004, Twistee Treat issued 1,000,000 shares of common stock for $30,000.00 or $0.03 per share.

         In November, 2004, Twistee Treat cancelled 30,000 shares of common stock.

         On April 24, 2004, Twistee Treat issued 1,000,000 shares of common stock for $30,000.00 or $0.03 per share.

         On February 25, 2004, Twistee Treat issued 100,000 shares of common stock for $3,000.00 or $0.03 per share.

         On February 14, 2004, Twistee Treat issued 1,500,000 shares of common stock for $45,000.00 or $0.03 per share.

         There were no funding activities or stock issued in 2005.

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

OVERVIEW

         Twistee Treat operated and franchised soft-serve ice cream desserts and an assortment of other foods and beverages in its proprietary, cone-shaped buildings and kiosks. Incorporated under the laws of Missouri in 1997, we redomiciled by merger into a Delaware corporation in June of 1999 with the name Twistee Treat Corporation. On April 6, 2000, we purchased a publicly-reporting Nevada corporation, Perfection Plus, Inc., as described more fully in our Form 8-K filed with the Securities and Exchange Commission on April 8, 2000, and as subsequently amended. In 1998, Stephen Wells, formerly the president of our largest franchisee (Twistee Treat of the Southeast, Inc.), became our President and Chief Executive Officer. Mr. Wells continued the testing program, begun in 1999, of our "Express Grill" unit, a full-service restaurant loosely based on the design of the Brazier units operating by "Dairy Queen" (TM). During the year ended November 30, 2005, the Company did not have any direct operations and owned three inactive franchises. The Canadian franchise has remained active, but has not contributed revenue due to ongoing litigation.

INTENDED REORGANIZATION

         In fiscal year 2005, but terminating in the first quarter of 2006, Twistee Treat was in reorganization discussions with its Canadian franchisee, Twistee Treat of Canada. At present, these reorganization discussions have terminated and the Company intends to pursue informal merger or acquisition discussions with various third parties directly and through the efforts of one of its shareholders, who is a licensed broker-dealer.

OPERATING EXPENSES

         Operating expenses for the fiscal year ended November 30, 2005 equaled $7,575.00 compared to $98,709.00 for the same period ended November 30, 2004. The decrease in operating expenses is primarily due to a decrease in all depreciation and impairment expenses and a decrease in most overhead expenses as an inactive company.

         Other general and administrative expenses incurred by us for the fiscal year ended November 30, 2005 were $7,575.00 as compared to $29,749.00 for the fiscal year ended November 30, 2004. The company experienced a loss from operations of $12,935.00 for the fiscal year ended November 30, 2005, compared to a loss from operations of $106,469 for fiscal year ending November 30, 2004.

NET LOSS PER SHARE

         Twistee Treat's net loss per common share and equivalence - basic and diluted - for the fiscal year ended November 30, 2005 equaled $(Nil) per share compared to net loss per common per share for the year ended November 30, 2004 ($0.01).

LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 2005, the Company had no cash. Net cash used in operations in fiscal year 2005 was $2,200.00 as advanced by a shareholder, a decrease of approximately 94% from $34,462.00 (representing the amount of net cash used in operations during the same period in 2004). Non-cash adjustments for fiscal year 2005 primarily consisted of depreciation and amortization of $0.00 and non-cash adjustments for fiscal year 2005 consisting of $0.00 of depreciation and amortization. The Company has been wholly sustained in its limited maintenance operations by advances from its principal shareholder, Mr. James Tilton, and by accruing, but not currently paying, many expenses for legal and accounting.

         Our debt structure includes total current liabilities of $257,358.00 on November 30, 2005, as explained above.

         Twistee Treat has no credit line or other bank debt, and has generated cash for its operations solely from advances by Mr. Tilton. As of November 30, 2005, the Company has an accumulated deficit of $4,043,939.00.

         We would require equity or debt financing to restart our operations. To the extent that we cannot obtain such financing on terms that we would consider favorable, or at all, it could have a materially adverse impact on our ability to have operations and to take advantage of the opportunities we would like to develop during fiscal year 2006 and beyond. There can be no assurance that we will be able successfully to raise the cash proceeds we require to implement our business plan as currently envisioned. Alternatively, Twistee Treat continues to seek merger or acquisition candidates.

GOING CONCERN RISK FACTORS

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

         Dependence Upon External Financing. It is imperative that we raise capital or find a suitable merger or acquisition to stay in business. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to maintain operations, or to implement our business plan as we envision it today.

ITEM 7. FINANCIAL STATEMENTS

   We have attached our consolidated audited financial statements for the year ended November 30, 2005.

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

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

   The Directors and Officers of the Company are as follows:

Name                       Age     Position
----                       ---     --------

Steven Levin               41       Chief Executive Officer and Director
James Tilton               45       President, Chief Financial Officer,
                                      Secretary, and Director
Gordon Wilson              64       Director

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal year 2005.

                                 CODE OF ETHICS

         The Board of Directors adopted a Code of Ethics in November 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Steven Levin, Chief Executive Officer, 2983 Ravenswood Rd., Ft. Lauderdale, Florida 33312, (877) 6667-9377.

ITEM 10. EXECUTIVE COMPENSATION

         The following table shows compensation of our officers and directors for the last four completed fiscal years ended November 30, 2004.

             SUMMARY COMPENSATION TABLE

---------------------- ------ ------------ -------- ---------------- ----------- ------------ ------------ -----------
Name and  Principal    Year   Salary(1)    Bonus    Other Annual     Restricted  Securities   LTIP         Other
Position                                            Compensation     Stock       Underlying   Payouts      (Loans)
                                                                     Awards      Options
---------------------- ------ ------------ -------- ---------------- ----------- ------------ ------------ -----------
Mr. James Tilton
President and          2005   $0              --            --             --          --           --           0
Director               2004   $0              --            --             --          --           --
                       2003   $0
---------------------- ------ ------------ -------- ---------------- ----------- ------------ ------------ -----------
Mr. Steven Levin,
CEO and Director       2005   $0              --              --           --          --           --           0
                       2004   $0              --
                       2003   $59,855
---------------------- ------ ------------ -------- ---------------- ----------- ------------ ------------ -----------

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of November 30, 2005, information regarding the beneficial ownership of shares of Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On November 30, 2005 there were 7,577,795 shares issued and outstanding of record.

Name and Address of                         Shares of         Percentage as of
Beneficial Owners *                         Common Stock      November 30, 2005
-----------------                           ------------      -----------------
                                     (Including Option Rights)

James Tilton (1)(2)                          3,125,000              27.2%
Steven Levin (1)(2)                          3,000,000              26.1%
George Levin                                 1,000,000               8.7%
Gordon Wilson                                  100,000                .9%
HD Brous & Associates                        1,000,000               8.7%
Calder Investments                           3,257,730              28.4%
All Executive Officers and Directors
As a group (3 persons)                       7,225,000              62.9%

*   Less than one percent

(1) The business address of each individual officer is the same as the address of the Company's principal executive offices.

(2) Includes 3,000,000 exercisable options each at an exercise price of $.03 per share.

CHANGES IN CONTROL

   The Company does not anticipate any changes in control of the Company except as to any potential reorganization, as outlined under Management's Discussion and Analysis above, (Item 6).

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 2004, we granted 3,000,000 in share options each to Steven Levin and James Tilton with an exercise price of $.03 per share which were to expire in November 2004. These options were extended by the Board to November 11, 2007 and may be adjusted slightly in the event of the Reorganization.

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

         James Tilton, our Chief Financial Officer and Secretary, loaned the Company $26,000 evidenced by a note bearing interest at 12% due in March 2002, of which the Company has repaid $6,000 as of the date of this report. In fiscal year 2004, the Company borrowed an additional $__________ from Mr. Tilton and $7,575.00 in fiscal year 2005. At present, the Company owes a principal balance to Mr. Tilton of $__________.

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

         In November 2002, we granted 3,000,000 options to each of Steven Levin and James Tilton with an exercise price of $.03 per share which was exercised in November 2004 and included in the foregoing table.

         In October 2004, Twistee Treat received advances of $30,000 due upon demand from a shareholder. The advances are non-interest bearing and are unsecured.

         In August 2004, Twistee Treat received advances of $2,000 due upon demand from a shareholder. The advances are non-interest bearing and are unsecured.

         In July 2004, Twistee Treat received advances of $5,000 due upon demand from a shareholder. The advances are non-interest bearing and are unsecured.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

CHANGE IN AUDITORS

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

AUDIT FEES

         The aggregate fees billed for each of the fiscal years ended November 30, 2005 and 2004 and for professional services rendered by the principal accountants for the audit of the Company's annual financial statements was $_______________ and $_______________, respectively. The Company's principal current auditor has not yet billed the Company for the November 30, 2005 audit. The aggregate fees billed for each of the fiscal years ended November 30, 2005 and 2004 and for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $_____________ and $_________________, respectively.

AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

         The aggregate fees billed for each of the fiscal years ended November 30, 2005 and 2004 and for products and services provided by the principal accountant, other than the services reported above, was $0.00 in 2005 and $___________ in 2004. The company currently has accrued fees to its present legal counsel of approximately $14,764.00 through November 30, 2005.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

         The Company filed an 8-K on May 5, 2005 indicating the change in auditors described in this Report.

                          Attached Financial Statements

Exhibit No.               Description of Exhibit
-----------               ----------------------

31                        Certification of the Chief Executive
                          Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32                        Certification of the Chief Executive
                          Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32                        Certification of the Chief Financial
                          Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT:

                                              TWISTEE TREAT CORPORATION

Dated:   March 31, 2006                       By: /s/ Steve Levin
       --------------------------                 ------------------------------
                                              Steve Levin,
                                              Chief Executive Officer


Dated:   March 31, 2006                       By: /s/ James Tilton
       --------------------------                 ------------------------------
                                              James Tilton,
                                              Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below:

Dated:   March 31, 2006                       By: /s/ James Tilton
       --------------------------                 ------------------------------
                                              James Tilton, Director



Dated:   March 31, 2006                       By: /s/ Steve Levin
       --------------------------                 ------------------------------
                                              Steve Levin, Director



Dated:   March 31, 2006                       By: /s/ Gordon Wilson
       --------------------------                 ------------------------------
                                              Gordon Wilson, Director

                            Twistee Treat Corporation
                          Index to Financial Statements

              Balance Sheets.....................................Page 2


              Statements of Operations...........................Page 3


              Statements of Shareholders' Equity................. Page 4


              Statements of Cash Flows............................Page 5

                            TWISTEE TREAT CORPORATION
                                 Balance Sheets
                           November 30, 2005 and 2004


                                                          November 30
ASSETS                                                       2005
                                                          -----------

CURRENT ASSETS
   Cash                                                   $      --

                                                          -----------
     Total Current Assets                                        --
                                                          -----------
                                                            1,111,111

          TOTAL ASSETS                                    $      --
                                                          ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                  $   225,414
   Advances-shareholders                                       13,662
   Note payable-shareholders                                   20,000

                                                          -----------
     Total Current Liabilities                                259,076


                                                          -----------
          TOTAL LIABILIITES                                   259,076

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
   Preferred stock, $.0001 par value, 10,000,000
    authorized, no shares issued and outstanding                 --
   Common stock, $.0001 par value, 50,000,000 shares
    authorized, 7,077,795 shares issued and outstanding           708
   Additional paid in capital                               3,885,327
   Accumulated deficit                                     (4,045,111)

   Less: subscriptions receivable                            (100,000)

                                                          -----------
     Total Stockholders' Deficit                             (259,076)
                                                          -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $      --
                                                          ===========




   The accompanying notes are an integral part of these financial statements.

                            TWISTEE TREAT CORPORATION
                             STATEMENT OF OPERATIONS
              For the fiscal Years Ended November 30, 2005 and 2004



                                                   2005           2004
                                               -----------    -----------

REVENUES                                       $      --      $      --


OPERATING EXPENSES:
   Payroll and contractual compensation               --             --
   Legal and professional                             --            4,462
   Depreciation and impairment                        --           64,498
   Other general and administrative expenses         9,293         29,749

                                               -----------    -----------
     Total Costs & Expenses                          9,293         98,709

                                               -----------    -----------
LOSS FROM OPERATIONS                                 9,293         98,709
                                               -----------    -----------

OTHER INCOME (EXPENSE)
   Interest expense                                  5,360          7,760

                                               -----------    -----------
     Total Other Income (Expense)                    5,360          7,760



                                               -----------    -----------
NET LOSS                                       $   (14,653)   $  (106,469)
                                               ===========    ===========

Net income (loss) per share                    $      --      $     (0.01)
                                               ===========    ===========


Weighted average shares outstanding              7,077,795      7,165,679



   The accompanying notes are an integral part of these financial statements.

                            TWISTEE TREAT CORPORATION
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
              For the fiscal years ended November 30, 2005 and 2004





                                                                    Additional
                                     Common Stock             Paid-In      Accumulated   Subscription    Stockholders'
                                Shares        Amount          Capital         Deficit     Receivable      (Deficit)
                              -----------    -----------    -----------   -----------    -----------    -----------
Balance November 30, 2003       5,577,795    $       558    $ 3,840,477   $(3,923,989)   $  (100,000)   $  (182,954)


Issuance of stock for cash      1,000,000            100         29,900          --             --           30,000


Issuance of stock for debt        500,000             50         14,950        15,000           --             --


Net loss for the year ended
 November 30, 2004                   --             --             --        (106,469)          --         (106,469)


                              -----------    -----------    -----------   -----------    -----------    -----------
Balance November 30, 2004       7,077,795            708      3,885,327    (4,030,458)      (100,000)      (244,423)

Net loss for the year ended
 November 30, 2005                (14,653)       (14,653)          --            --             --             --

                              -----------    -----------    -----------   -----------    -----------    -----------
Balance December 31, 2005       7,077,795            708      3,885,327    (4,045,111)      (100,000)   $  (259,076)
                              ===========    ===========    ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            TWISTEE TREAT CORPORATION
                            STATEMENTS OF CASH FLOWS
              For the fiscal years ended November 30, 2005 and 2004


                                                                      2005          2004
                                                                  -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES

          Net Loss                                                ($   14,653)   ($  106,469)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
          Depreciation & Amortization                                       0         16,125
          Impairment                                                        0         48,373

Changes in assets & liabilities
   Increase (decrease) in accounts payable and accrued expenses        12,453          6,092


                                                                  -----------    -----------
     Net Cash Provided (used) by Operating Activities                  (2,200)       (35,879)
                                                                  -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES                                     --             --


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from shareholder advances                                   2,200          4,462
   Proceeds from sale of common stock                                       0         30,000

                                                                  -----------    -----------
     Net Cash Provided (used) by Financing Activities                   2,200         34,462
                                                                  -----------    -----------


NET INCREASE (DECREASE) IN CASH                                   $         0    ($    1,417)

CASH AT BEGINNING OF PERIOD                                                 0          1,417

                                                                  -----------    -----------
CASH AT END OF PERIOD                                             $         0    $         0
                                                                  ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                  $      --      $      --
   Income taxes paid                                              $      --      $      --


   The accompanying notes are an integral part of these financial statements.

                            TWISTEE TREAT CORPORATION
                      NOTES TO FINANCIAL STATEMENTS For the
                  fiscal years ended November 30, 2005 and 2004


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Twistee Treat Corporation ("Twistee Treat") was originally incorporated under the laws of Missouri in 1995. Twistee Treat used to operate and franchise soft-serve ice cream, non-fat soft-serve yogurt, non-dairy soft-serve desserts and an assortment of other foods and beverages in distinctive freestanding Twistee Treat cone-shaped buildings designed for both "drive-thru" and walk-up service. In addition to the freestanding building, Twistee Treat offered specialty kiosk units designed to be located in stores, malls, food courts, business facilities, colleges and mobile trailer units (concession units) designed for short-term events such as fairs, carnivals, and sporting events.

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

Long-lived Assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of five to ten years. Twistee Treat performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 2004, the Company elected to write-off the balance of its assets due to impairment. No Long-lived assets exist in 2005.

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


Income Taxes

Twistee Treat accounts for income taxes under the asset and liability approach. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Twistee Treat records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.


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


Stock Options

The Company has elected to follow APB No. 25, and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Twistee Treat did not recognize any compensation in 2005, 2004 or 2003, under APB No. 25.

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

On May 30, 2003, Twistee Treat issued 3,000,000 options to the chief executive officer and 3,000,000 options to the chief financial officer. The options immediately vested and have an exercise price of $.03 and have eighteen month terms. The options were due to expire in November 30, 2004. In November of 2004, the company extended the exercise date of these options to November 30, 2005, and in November 2005 the company extended the exercise date of these options to November 30, 2006. The application of SFAS No. 123 would have no affect on the financial data for 2005.

The fair value of each option granted is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 10%, risk-free interest rate of 3.0%, and expected lives of 1 year.


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Twistee Treat has negative working capital and has historically incurred losses, and at November 30, 2005 had a capital deficit. As a result of these historical losses and because Twistee Treat ceased operations, Twistee Treat will require additional working capital to develop and renew its business operations.

Twistee Treat intends to raise additional working capital through private placements, public offerings and/or bank financing. For the past several years Twistee Treat has had discussions with several investors, however no definitive agreements were ever reached.

There are no assurances that Twistee Treat will be able to either (1) restart its operations and achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support Twistee Treat's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, Twistee Treat will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Twistee Treat. If adequate working capital is not available, Twistee Treat may not renew its operations.

These conditions raise substantial doubt about Twistee Treat's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Twistee Treat be unable to continue as a going concern.


NOTE 3 - PROPERTY AND EQUIPMENT

During fiscal year ended November 30, 2004, the company elected to write-off the balance of its assets due to impairment resulting in depreciation/impairment expense of $48,373 for the year.


NOTE 4 - NOTE PAYABLE

Twistee Treat has a promissory note for $20,000 bearing interest at 12%, due upon demand with a shareholder. The promissory note is unsecured.


NOTE 5 - SHAREHOLDER ADVANCES

Twistee Treat has advances from shareholders of $13,662 due upon demand.


NOTE 6 - STOCKHOLDERS' EQUITY

Common and Preferred Stock

Twistee Treat has authorized 10,000,000 shares of preferred stock, $.0001 par value and 50,000,000 shares of common stock, $.0001 par value. The preferred stock will have such rights and preferences as determined by the Board of Directors. No preferred shares are outstanding at November 30, 2005.

During the year ended November 30, 2004, Twistee Treat issued 1,000,000 shares of common stock for cash of $30,000 or $.03 per share.

During the year ended November 30, 2004, Twistee Treat issued 500,000 shares of common stock as repayment of advances of $15,000 from a related party.

At December 31, 2005 and 2004 the Company had 7,077,795 shares of common stock outstanding.

Warrants

During the year ended November 30, 2004, Twistee Treat issued 300,000 warrants with a cashless option to purchase shares of common stock at $.085 per share. The warrants have a negligible value using the Black Scholes option pricing model. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 10%, risk-free interest rate of 3.0%, and expected lives of 5 years.

Twistee Treat has 391,000 common shares subject to warrants; 91,000 warrants to purchase shares at a price of $.075 per share and 300,000 warrants to purchase shares at a price of $.085 per share which expire in December 2007.


Options

On May 30, 2003, Twistee Treat issued 3,000,000 options to the chief executive officer and 3,000,000 options to the chief financial officer. The options immediately vested and have an exercise price of $.03 and expire in November 2006.


NOTE 7 - INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS
109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized.

At November 30, 2005 the company has an unused net operating loss carry forward approximating $4,100,000 that is available to offset future taxable income. The carry forward expires beginning in 2017.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Twistee Treat has terminated all leases and an officer of the company provides office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

Litigation, Claims, Assessments

Twistee Treat has an ongoing dispute with a law firm regarding past due fees. The firm of Feldhake, August & Roquemore LLP received a default judgment in the amount of $16,349.94 on May 28, 2002 in the Superior Court of California, County of Orange.

Twistee Treat filed a lawsuit on February 5, 2004 against Twistee Treat of Canada and an individual. The suit was filed the United States District Court in the Southern District of Florida. The Company is seeking a declaratory judgment with respect to the sole and exclusive right to a trademark and service mark relating to the cone shaped design employed by the Company. In 2005, the Company did not actively pursue this litigation pending a potential reorganization with the Canadian franchisee defendant which would obviate and discharge this litigation, if completed. In 2006, Twistee Treat of Canada has decided not to further pursue a reorganization.